Form 10-Q
period 2006-06-30
Conihasset Capital Partners, Inc.
filed 2006-09-01
CIK 1363533

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Form  10-Q

Commission File Number 000-52011

Conihasset Capital Partners, Inc.
(Exact name of the registrant as specified in its charter)

Delaware	94-3346760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Custom House Street 9th Floor Boston, Massachusetts (Address of principal executive offices)	02108 (Zip Code)

Registrant’s telephone number, including area code:
(617) 320-8347

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐          No  ☒

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐          No  ☒

      There were 65,020 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 28, 2006.

Conihasset Capital Partners, Inc.
(A Delaware Corporation)
Index

Part I. Financial Information

Item 1.	Financial Statements	2

	Statement of Assets and Liabilities
	As of June 30, 2006	2

	Statements of Operations
	For the three months ended June 30, 2006 and the period from Inception (March 1, 2006) to June 30, 2006	3

Schedule of Investments
June 30, 2006	4

Statement of Changes in Net Assets
For the three months ended June 30, 2006 and the period from Inception (March 1, 2006) to June 30, 2006	5

Statement of Cash Flows
For the three months ended June 30, 2006 and the period from Inception (March 1, 2006) to June 30, 2006	6

Item 1.  Financial Statements.

CONIHASSET CAPITAL PARTNERS, INC.
(a development stage company)

Statement of Assets and Liabilities
June 30, 2006
(unaudited)

Assets

Cash and cash equivalents	$7,839
Interest receivable from controlled investment	1,160
Investments	95,100
Investment in controlled investment	5,000

Total Assets	$109,099

Liabilities and deficiency in net assets

Accrued organizational costs	$40,000
Accrued offering costs	167,510
Due to stockholder	2,500

Total Liabilities	210,010

Deficiency in net assets

Preferred stock, par value $0.001:
1,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001 per share:
10,000,000 shares authorized, 30,020 shares
issued and outstanding	30

Deficit accumulated during development stage	(100,941)

Total deficiency in net assets	(100,911)

Total liabilities and deficiency in net assets	$109,099

Deficiency in net asset value per share	$(3.36)

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.
(a development stage company)

Statement of Operations
(unaudited)

	For the three months ended June 30, 2006	For the period from inception (March 1, 2006) to June 30, 2006
Investment income
Interest from controlled investment	$1,160	$1,160

Costs and expenses
Organization expenses	6,483	40,000

Decrease in net assets from operations	$(5,323)	$(38,840)

Decrease in net assets from operations attributable to common stockholders, per share	$(0.18)	$(1.70)
Weighted average shares of common stock outstanding, basic and diluted	30,020	22,888

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.
(a development stage company)

Schedule of Investments

As of June 30, 2006
(unaudited)

Company	Industry	Investments	Cost	Fair Value

Controlled Investments

Conihasset Management, Inc.	Investment	100% equity interest	$5,000	$5,000
Conihasset Management, Inc.	Investment	Notes receivable, 4.83%, due 3/30/09	$95,100	$95,100

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.
(a development stage company)

Statement of Changes in Net Assets
(unaudited)

	For the three months ended June 30, 2006	For the period from inception (March 1, 2006) to June 30, 2006

OPERATIONS
Decrease in net assets from operations	$(5,323)	$(38,840)

STOCKHOLDER’S ACTIVITY:
Issuance of common stock for cash	-	150,100
Offering costs incurred	(187,688)	(212,171)
Decrease in net assets from stockholder’s activity	(187,688)	(62,071)

NET DECREASE IN NET ASSETS	(193,011)	(100,911)

NET ASSETS(DEFICIENCY):
Beginning of period	92,100	-
End of period	$(100,911)	$(100,911)

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.
(a development stage company)

Statement of Cash Flows
(unaudited)

	For the three months ended June 30, 2006	For the period from inception (March 1, 2006) to June 30, 2006
Cash flow from operating activities:
Decrease in net assets resulting from operations	$(5,323)	$(38,840)
Adjustments to reconcile decrease in net assets resulting from operations to net cash used by operating activities -
Investment in controlled investment	-	(5,000)
Investment in notes receivable (from controlled investment)	(100)	(95,100)
Interest receivable from controlled investment	(1,160)	(1,160)

Net cash used by operating activities	(6,583)	(140,100)

Cash flow from financing activities:
Proceeds from the issuance of common stock	-	150,100
Proceeds from stockholder’s loan	2,500	2,500
Accrued organizational costs	6,483	40,000
Offering costs	(44,661)	(44,661)

Net cash (used by) provided by financing activities	(35,678)	147,939

Net increase (decrease) in cash and cash equivalents	(42,261)	7,839
Cash and cash equivalents at beginning of period	50,100	-

Cash and cash equivalents at end of period	$7,839	$7,839

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three month period ended June 30, 2006 and the period from inception (March 1, 2006) through June 30, 2006, the Company accrued organizational and offerings costs totaling $149,510 and $207,510, respectively.

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Notes to Financial Statements
(unaudited)

1. ORGANIZATION AND BUSINESS

Conihasset Capital Partners, Inc., a development stage company (“CCP” or the “Company”), was organized as a Delaware corporation on March 1, 2006. CCP is a newly organized closed-end management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). BDCs were created by Congress under the Small Business Investment Act of 1980. The intent behind the legislation was to make the U.S. capital markets more easily accessible to small business. In addition, the legislation was enacted to provide institutional and retail investors with an easily accessible avenue to small business loans and investments which at the time was regarded as a very difficult asset class to access by such investors. BDCs differ from more widely known private equity partnerships in that they offer liquid investments (i.e., their securities can be bought and sold by retail investors in the public securities markets) that are required to publicly disclose on a quarterly basis the value of each of their loans and investments.

CCP was organized to create a varied portfolio that will include both mezzanine investments in and senior secured loans to small U.S. companies, among other types of investments, in a broad variety of industries. CCP intends to concentrate on making investments in companies having annual revenues of less than $100 million. In most cases, these companies will be privately held or will have thinly traded public equity securities. The Company will generally seek to target companies that generate positive cash flows in industries which its investment professionals have direct expertise, though it may invest in other industries if it is presented with attractive opportunities.

The Company intends to invest approximately $500 thousand to $3.0 million of capital, on average, in the securities of U.S. small companies.  Upon completion of an offering for sale to the public of up to 1,000,000 shares of common stock, $0.001 par value at $5.00 per share (the “Offering”), the Company intends to immediately begin implementing its investment strategy.  Until such time as all of the net proceeds from the Offering are invested pursuant to the Company's investment strategy, the Company intends to invest any uninvested funds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less from the date of its investment. As the Company begins to implement its investment strategy, a significant portion of its portfolio will consist of mezzanine investments and other asset classes. Additionally, the Company may acquire investments in the secondary market and, in analyzing such investments, will employ the same analytical process as it uses for the investments it acquires directly from issuers.

2. SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying statement of assets and liabilities and schedule of investments as of June 30, 2006, the statements of operations and cash flows, and the statement of changes in net assets for the period from inception (March 1, 2006) through June 30, 2006 are unaudited. The unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for the interim financial information and, therefore, do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the unaudited interim financial statements include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company's financial position, results of operations and its cash flows for the three months ended June 30, 2006 and for the period from inception (March 1, 2006) through June 30, 2006.

Investments

In accordance with specific rules for BDCs, subsidiaries hold investments on behalf of the Company or provide substantial services to the Company. Portfolio investments are held for purposes of deriving investment income and future capital gains. The financial results of portfolio investments are not consolidated in the Company’s financial statements. At June 30, 2006, the Company had one portfolio investment, Conihasset Management, Inc. (“CMI”).

The Company holds notes receivable totaling $95,100 from CMI as an investment, bearing interest at 4.83% per annum and is due March 30, 2009, and also holds an equity investment in CMI valued at $5,000.

Summarized financial information of CMI is as follows:

Balance Sheet
June 30, 2006
(unaudited)

Investment, at cost	$100,100

Total assets	100,100

Notes payable to parent company	95,100
Interest payable to parent company	1,160

Total liabilities	96,260

Common stock	5,000
Retained earnings	(1,160)

Total stockholder’s equity	3,840

Total liabilities and stockholder's equity	$100,100

Statement of Operations
For the period from inception (March 1, 2006) through June 30, 2006

Interest Expense	$1,160

Net Loss from Operations	$(1,160)

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. The Company evaluates all of its estimates on an on-going basis. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and investments with original maturities to the Company of three months or less. Cash is invested at high quality financial institutions.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of June 30, 2006, the carrying values of cash and cash equivalents and accrued expenses approximated their respective fair values because of the short duration of these instruments.

Valuation of Investments

Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. Debt and equity securities of companies that are not publicly traded, or for which the Company has various degrees of trading restrictions are carried at fair value, as determined in good faith by the Company’s Board of Directors. In determining fair value, the Company prepares an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. The Company will weight some or all of the above valuation methods in order to conclude on its estimate of value. In valuing convertible debt, equity or other securities, the Company values its equity investment based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. The Company values non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, the Company will reduce the value of its debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. For CMBS (collateralized mortgage-backed securities) and CDO (collateralized debt obligations) securities, the Company prepares a fair value analysis which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar securities, when available.

Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned. As of June 30, 2006, the percentage of the Company’s investments that were not publicly traded or for which the Company has various degrees of trading restrictions, and thus in which the fair value was determined in good faith by the Company’s Board of Directors, was 100%.

Loss Per Common Share

Basic loss per common share is computed by dividing net loss allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution from the potential conversion or exercise into common stock of securities such as warrants. In all financial statements presented, diluted net loss per common share is the same as basic net loss per common share. No additional shares of common stock for the potential dilution from the conversion or exercise of securities into common stock are included in the denominator, since the result would be anti-dilutive. There were no anti-dilutive instruments in the three months ended June 30, 2006 and in the period of inception (March 1, 2006) though June 30, 2006.

Stock Based Compensation

Effective on the Company’s date of inception (March 1, 2006), the Company adopted the fair value recognition provisions of SPAS No. 123R. On June 1, 2006 the Company adopted a stock based compensation plan. Prior to such date the Company did not have any issuances of or outstanding stock based compensation.

In March 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS 123R. The Company will apply the provisions of SAB 107 in its adoption of SFAS 123R. As a result of adopting the fair value method for stock compensation, all future stock options and restricted stock awards will be expensed over the award vesting period. For stock-based awards granted on or after January 1, 2006, the Company will record stock-based compensation expense on a straight-line basis over the requisite service period.

SFAS 123R requires the use of a valuation model and the Company has elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

The Company accounts for options issued to non-employees (other than directors) under SFAS 123 and Emerging Issues Task Force Issue (“EITF”) No. 96-18, “Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services.” Therefore, the fair value of options issued to non-employees as calculated, using the Black-Scholes pricing formula is recorded as an expense and periodically remeasured over the vesting terms. Options issued to non-employees and employees are issued using the same methodology and assumptions. There were no options issued by the Company to non-employees since inception.

The Company did not have any stock-based compensation for the three months ended June 30, 2006 or for the period from inception (March 1, 2006) through June 30, 2006.

Concentration of Credit Risk

The Company believes it is not exposed to any significant credit risk with cash and cash equivalents. The Company maintains its cash with a high credit quality financial institution. Each account is secured by the Federal Deposit Insurance Corporation up to $100,000.

Federal Income Taxes

For U.S. federal income tax purposes, the Company is taxed as an ordinary corporation under Subchapter C of the Internal Revenue Code (the “Code”).

However, the Company intends to operate, as soon as practicable after it qualifies to be so taxed, as a regulated investment company, or RIC, under the Code and, as such, would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code. At this time the Company cannot determine when it will be able to qualify as a RIC. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has generated a decrease in net assets resulting from operations of $5,323 for the three months ended June 30, 2006 and of $38,840 for the period of inception (March 1, 2006) through June 30, 2006 of its taxable year which would ordinarily create a Federal and state net operating loss to be carried forward to utilize against future taxable income. If the Company elects to qualify as an RIC will lose the benefit of the net operating loss deduction. Therefore, no deferred tax asset or valuation allowance will be recorded for the net operating loss.

Organization and offering costs

Offering costs incurred in connection with the Company’s ongoing exempt offering are charged against additional paid-in capital. The excess amount of offering costs, after reducing additional paid-in capital to zero, was charged against deficit accumulated during development stage. Organization expenses are nonrecurring and include costs of organizing the Company and are charged to expense as incurred.

3. LIQUIDITY AND CAPITAL RESOURCES

The Company currently has minimal revenue from investments and in all likelihood will be required to make future expenditures in connection with its marketing efforts along with general administrative expenses.

The Company’s stockholder has committed to fund any shortfalls in the Company’s cash flow on a day to day basis during the period that the Company is in the development stage and is in the process of undertaking an Offering to raise additional capital through the exempt sale of its equity securities. Management believes that the commitment to fund any shortfalls in the Company’s cash flow for the period detailed above provide the opportunity for the Company to continue as a going concern.

If the additional financing or arrangements cannot be obtained, the Company would be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

4. INVESTMENT CLASSIFICATION

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if it owns more than 25% of the voting securities of such company or has greater than 50% representation on its board of directors. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. The Company is deemed to be an affiliate of a company in which it has invested if it owns 5% or more of the voting securities of such company.

5. RELATED PARTY TRANSACTIONS

On June 2, 2006, the Company received an open account, non-interest bearing advance from its stockholder totaling $2,500.

The Company issued 30,020 shares of common stock (100% of its outstanding common stock as of June 30, 2006) at $5 per share to Conihasset Partners, LLC, an entity controlled by the Company’s President and Chief Executive Officer and Chief Operating Officer and Executive Vice President (See Note 2 for other related party transactions).

6. FINANCIAL HIGHTLIGHTS

	For the three months ended June 30, 2006	For the period from inception (March 1, 2006) through June 30, 2006
	(unaudited)	(unaudited)
Selected per share data

Net asset value, beginning of period	$3.07	$0

Issuance of common stock	0	5.00

Offering costs	(6.26)	(7.07)

Decrease in net assets resulting from operations	(0.17)	(1.29)

Deficiency in net asset value, end of period	$(3.36)	$(3.36)

Ratios and supplemental data

Deficiency in net assets, end of period	$(100,911)	$(100,911)

Average net assets, annualized	$(73,621)	$(57,536)

Total operating expenses/average net assets, annualized	n/a (1)	n/a (1)

Net investment loss/average net assets	n/a (1)	n/a (1)

(1) The Company had negative average net assets for the period from inception (March 1, 2006) through June 30, 2006.

7. SUBSEQUENT EVENTS

On August 4, 2006, the Company filed a notification on Form 1-E of its intent to commence a best efforts offering of its common stock for sale to the public of up to 1,000,000 shares of common stock, $0.001 par value, at $5.00 per share under Regulation E of the Securities Act of 1933.

On August 17, 2006 the Offering became effective upon the expiration of the statutorily mandated waiting period of 10 business days.

On August 25, 2006 the Company sold 35,000 shares of its common stock at $5.00 per share to six investors as part of and in accordance with the terms of it’s Offering. The Company received the full benefit of this sale as no commission was paid to any broker-dealer or finder as is allowed under the terms of the Offering.

On August 28, 2006, the Company purchased a Promissory Note (the “Note”) in the amount of $150,000 from MRO Integrated Solutions, LLC a Shrewsbury, Massachusetts purchaser and distributor of consumable maintenance and repair parts serving hospitals, pharmaceutical companies, HMO’s etc. Upon purchase of this Note the Company realized a structuring fee of 6% of the gross proceeds of the Note. The Note carries interest at a rate of 5% per annum, payable quarterly.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or the Company’s future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) the future operating results as the Company has a limited operating history; (2) the impact of the investments that the Company makes and the ability of these investments to achieve their objectives; (3) the Company’s contractual relationships with third parties; (4) the adequacy of the Company’s cash resources and working capital; (5) the Company’s ability to obtain future financing, if at all; and (6) those factors listed under the caption “Risk Factors” in Item 1A of this Form 10-Q. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

General

Conihasset Capital Partners, Inc. (the “Company”) is a newly organized, internally managed, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was incorporated on March 1, 2006 under the laws of the State of Delaware. The Company currently has one wholly-owned portfolio company, Conihasset Management, Inc. ("CMI"). As a BDC, the Company will be required to comply with certain regulatory requirements. For example, to the extent provided by the 1940 Act, the Company is limited in its ability to invest in a private company in which certain of its affiliates already has an investment. Also, while the Company is permitted to finance investments using debt, its ability to use debt will be limited in certain significant respects, most notably that it maintain a 200% asset coverage position. The Company has not decided whether, and to what extent, it will finance investments using debt.

The Company has recently commenced operations. The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objective and that the value of its investments could decline substantially. The Company filed a notification on Form 1-E of its intent to commence a best efforts offering of its common stock under Regulation E of the Securities Act of 1933 (the “1933 Act”) (the “Offering”). As the Company had not yet commenced the Offering, there were no offer or sales as of June 30, 2006.

The Company’s primary business goals are to increase its taxable income, net operating income and net asset value by investing in senior debt, subordinated debt and equity of publicly and privately held companies with attractive current yields and potential for equity appreciation and realized gains.

The Company intends to create a varied portfolio that will include mezzanine and senior secured loans, among other investments, by investing approximately $500 thousand to $3.0 million of capital, on average, in the securities of U.S. small companies. Structurally, the loan portion of a mezzanine investment usually ranks subordinate in priority of payment to senior debt, such as senior bank debt, and is often unsecured. However, mezzanine loans rank senior to common and preferred equity in a borrowers' capital structure. Typically, mezzanine investments have elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of warrants. Due to a higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. The warrants associated with mezzanine investments are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine investments also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

Upon completion of the Offering, the Company intends to immediately begin implementing its investment strategy.  Until such time as all of the net proceeds from the Offering are invested pursuant to the Company's investment strategy, the Company intends to invest any uninvested funds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less from the date of its investment. As the Company begins to implement its investment strategy, a significant portion of its portfolio will consist of mezzanine investments and other asset classes. While the Company’s primary focus will be to generate current income through debt and equity investments in U.S. small companies, the Company intends to also invest in other types of investments for the purpose of diversifying its overall portfolio, improving its liquidity or enhancing returns to stockholders. The Company intends to use this portion of its portfolio to implement investment strategies that may include investing in relatively higher yielding asset-backed securities, securities backed by pools of non-investment grade senior secured loans, investment grade bonds, or other collateral (collateralized debt obligations or “CDOs”). The Company may also invest, consistent with the requirements of the 1940 Act for BDCs, in other types of securities including high-yield bonds, distressed debt, real estate related assets, private equity or securities of public companies that are not thinly traded. Additionally, the Company may acquire investments in the secondary market and, in analyzing such investments, it will employ the same analytical process as it uses for the investments it acquires directly from issuers.

The Company was organized to create a varied portfolio that will include both mezzanine investments in and senior secured loans to small U.S. companies, among other types of investments, in a broad variety of industries. CCP intends to concentrate on making investments in companies having annual revenues of less than $100 million. In most cases, these companies will be privately held or will have thinly traded public equity securities. The Company will generally seek to target companies that generate positive cash flows in industries which its investment professionals have direct expertise, though it may invest in other industries if it is presented with attractive opportunities.

In an effort to increase returns and the number of loans made, the Company may in the future seek to securitize a portion of its loans. To securitize loans, the Company could contribute a pool of loans to a wholly-owned subsidiary and sell investment-grade fixed income securities issued by such subsidiary to investors willing to accept a lower interest rate to invest in investment-grade loan pools. The Company’s retained interest in the subsidiary would consequently be subject to first loss on the loans in the pool. The Company may use the proceeds of such sales to pay down bank debt, to fund additional investments or for other corporate purposes.

Current Investments

The Company holds two notes receivable totaling $95,100, each bearing interest at 4.83% per annum and due March 30, 2009, from its wholly owned portfolio company, Conihasset Management, Inc. (“CMI”), as an investment. CMI used the proceeds of the notes to purchase its interest in one portfolio company, MRO Investment LLC (“MRO Investment”). MRO Investment is a newly formed limited liability company that was formed for the sole purpose of jointly forming, with Turbine Controls, Inc. (“TCI”), MRO Industries, LLC (“MRO Industries” or the “JV”). The JV was created to service the fragmented and rapidly growing field of commercial and military manufacture and re-manufacture of turbine-based ground support equipment currently in use by all branches of the U.S. military and foreign governments, as well as commercial aviation manufacturers. TCI, of Bloomfield, CT currently supplies re-manufactured and original equipment manufacturer whole turbines and assemblies as well as parts to virtually every major defense contractor, the U.S. Department of Defense (“DoD”), commercial aviation manufacturers and suppliers as well as foreign governments seeking to acquire fixed base and portable turbine based power generation units. TCI currently holds all of the quality assurance certifications, including ISO-9001, and is DoD and Federal Aviation Administration approved and is also certified as an approved aerospace parts and component supplier. In addition, TCI qualifies as a small business for government contracting purposes. MRO Industries is 60% owned by MRO Investment and 40% owned by TCI and/or their designees.

RESULTS OF OPERATIONS

For the three months ended June 30, 2006

Investment Income

The Company has recently commenced investment operations and as of June 30, 2006 has only one portfolio investment. For the three month period ended June 30, 2006 its investment income was $1,160, which consisted of interest income accrued but not paid from notes in the amount of $95,100 from its wholly owned portfolio company CMI due on March 30, 2009 that carry interest at the rate of 4.83% per annum.

 Operating Expenses

Operating expenses for the three months ended June 30, 2006 were $6,483 and were incurred primarily for legal and accounting expenses.

Net Decrease in Net Assets from Operations

The net decrease in net assets from operations was $5,323 (decrease attributable to stockholders, $0.18). The weighted average shares outstanding used in the computation of loss per share for the three month period ending June 30, 2006 were 30,020. For the three months ended June 30, 2006 the Company incurred $187,688 in legal and accounting fees relating to its public Offering. These costs have been deferred and will be paid from the proceeds of the Offering.

For the period of Inception (March 1, 2006) to June 30, 2006

Investment Income

The Company has recently commenced investment operations and as of June 30, 2006 has only one portfolio investment. For the period of Inception (March 1, 2006) to June 30, 2006 its investment income was $1,160, which consisted of interest income accrued but not paid from notes in the amount of $95,100 from its wholly owned portfolio company CMI due on March 30, 2009 that carry interest at the rate of 4.83% per annum.

 Operating Expenses

Operating expenses for the period of Inception (March 1, 2006) to June 30, 2006 were $40,000 and were incurred primarily for legal and accounting expenses in connection with the formation of the Company.

Net Decrease in Net Assets from Operations

The net decrease in net assets from operations was $38,840 (decrease attributable to stockholders, $1.70). The weighted average shares outstanding used in the computation of loss per share for the period of Inception (March 1, 2006) to June 30, 2006 were 22,888. For the period since inception the Company incurred $212,171 in legal and accounting fees relating to its public Offering. These costs have been deferred and will be paid from the proceeds of the Offering.

LIQUIDITY AND CAPITAL RESOURCES

The Company commenced operations on March 31, 2006 and has one investment. Investment income earned for the period from inception through June 30, 2006 was $1,160. The Company’s primary focus during this period was in the preparation of its filings to become a publicly traded company as well as the preparation of its public offering documentation with the Securities and Exchange Commission. During this period the Company’s cash flow decreased by the amount of the offering costs paid and incurred in the preparation of these filings.

    The Company currently has minimal revenue from operations and in all likelihood will be required to make future expenditures in connection with its marketing efforts along with general administrative expenses. The Company’s stockholder has committed to fund any shortfalls in the Company’s cash flow on a day to day basis during the period that the Company is in the development stage and is in the process of undertaking an Offering to raise additional capital through the exempt sale of its equity securities. As of June 30, 2006, there were no offers or sales under the Offering. Management believes that the commitment to fund any shortfalls in the Company’s cash flow for the period detailed above provide the opportunity for the Company to continue as a going concern.

If the additional financing or arrangements cannot be obtained, the Company would be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

RECENT DEVELOPMENTS

On August 4, 2006, the Company filed a notification on Form 1-E of its intent to commence a best efforts offering of its common stock for sale to the public of up to 1,000,000 shares of common stock, $0.001 par value, at $5.00 per share under Regulation E of the Securities Act of 1933.

On August 17, 2006 the Offering became effective upon the expiration of the statutorily mandated waiting period of 10 business days.

On August 25, 2006 the Company sold 35,000 shares of its common stock at $5.00 per share to six investors as part of and in accordance with the terms of it’s Offering. The Company received the full benefit of this sale as no commission was paid to any broker-dealer or finder as is allowed under the terms of the Offering.

On August 28, 2006, the Company purchased a Promissory Note (the “Note”) in the amount of $150,000 from MRO Integrated Solutions, LLC a Shrewsbury, Massachusetts purchaser and distributor of consumable maintenance and repair parts serving hospitals, pharmaceutical companies, HMO’s etc. Upon purchase of this Note the Company realized a structuring fee of 6% of the gross proceeds of the Note. The Note carries interest at a rate of 5% per annum, payable quarterly.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company intends to invest in small companies, and its investments in these companies are considered speculative in nature. The Company’s investments will often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, the Company is subject to risk of loss which may prevent its shareholders from achieving price appreciation, dividend distributions and return of capital. The key risks the Company faces is market risk and equity risk.

The Company considers the principal types of market risk to be fluctuations in interest rates. The Company considers the management of risk essential to conducting its businesses. Accordingly, the Company’s risk management systems and procedures are designed to identify and analyze risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

Equity risk arises from exposure to securities that represent an ownership interest in the Company’s portfolio companies. The value of the Company’s equity securities and other investments are based on quoted market prices or the Board of Directors’ good faith determination of their fair value (which is based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of its portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

Item 4. Controls and Procedures.

(a)
As of the end of the period covered by this quarterly report on Form  10-Q, the chief executive officer (the “CEO”) and the chief financial officer (the “CFO”) conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules  13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures are effective in timely alerting them of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b)
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

The Company is not currently subject to any material legal proceeding, nor, to its knowledge, is any material legal proceeding threatened against the Company.

Item 1A. Risk Factors.

Investing in the Company’s common stock involves a number of significant risks. The Company cannot assure you that it will achieve its investment objective. You should consider carefully the risks described below and all other information contained in this filing.

The Company has a limited operating history.

The Company was incorporated on March 1, 2006 and has only recently commenced operations. As a result, the Company has limited financial information on which you can evaluate an investment in the Company. The Company is subject to all of the business risks and uncertainties associated with any new business, including the risks that it will not achieve its investment objective and that the value of your investment could decline substantially.

The Company is dependent upon its key investment personnel for its future success.

The Company depends on the diligence, skill and network of business contacts of the investment professionals it employs for the sourcing, evaluation, negotiation, structuring and monitoring of its investments. The Company’s future success will also depend, to a significant extent, on the continued service and coordination of its senior management team, particularly, Richard D. Bailey, its President and Chief Executive Officer and Andrew J. Cahill, Chief Operating Officer and Executive Vice President, currently the only two employees of the Company. If either of these individuals, or any other member of its senior management team leaves the Company, it could have a material adverse effect on its ability to achieve its investment objective.

There is no assurance that the Company will sell all of the shares in the Offering.

The Offering is a “best efforts” offering with no required minimum amount to be raised and there is no escrow. This means that even if very few of the shares offered under the Offering are sold, the Company will not refund any payments made by investors for the shares of common stock. The Company cannot assure you that all of the shares of common stock offered for sale by the Company will be sold.

The Company’s management team has no experience managing a BDC.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. The Company’s management team’s lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve its investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against the Company. If the Company do not remain a BDC, it might be regulated as a closed-end investment company under the 1940 Act, which would further decrease its operating flexibility.

The Company’s business model depends to a significant extent upon strong referral relationships with private equity sponsors, and its inability to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect its business.

The Company expects that members of its management team will maintain their relationships with private equity sponsors, and it will rely to a significant extent upon these relationships to provide the Company with potential investment opportunities. If the Company’s management team fails to maintain its existing relationships or develop new relationships with other sponsors or sources of investment opportunities, it will not be able to grow its investment portfolio. In addition, individuals with whom members of the Company’s management team have relationships are not obligated to provide the Company with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for the Company.

The Company operates in a highly competitive market for investment opportunities.

The Company competes for investments with other BDCs and other investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of the Company’s competitors are substantially larger and have considerably greater financial, technical and marketing resources than it does. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to the Company. In addition, some of the Company’s competitors may have higher risk tolerances or different risk assessments. These characteristics could allow the Company’s competitors to consider a wider variety of investments, establish more relationships, and offer better pricing and more flexible structuring than the Company is able to consider, establish, or offer. The Company may lose investment opportunities if it does not match its competitors’ pricing, terms and structure. If the Company is forced to match its competitors’ pricing, terms and structure, it may not be able to achieve acceptable returns on its investments or it may bear substantial risk of capital loss. Furthermore, many of the Company’s competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on it as a BDC.

The Company cannot assure you that the competitive pressures it faces will not have a material adverse effect on its business, financial condition and results of operations. Also, as a result of this competition, the Company may not be able to take advantage of attractive investment opportunities from time to time, and it cannot assure you that it will continue to be able to identify and make investments that are consistent with its investment objective.

Regulations governing the Company’s operation as a BDC will affect its ability to, and the way in which it, raises additional capital.

The Company’s business will require capital. It may acquire additional capital from the following sources:

Senior Securities and Other Indebtedness. The Company may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which it refers to collectively as senior securities, up to the maximum amount permitted by the 1940 Act. If the Company issues senior securities, including debt or preferred stock, it will be exposed to additional risks, including the following:

•
Under the provisions of the 1940 Act, the Company will be permitted, as a BDC, to issue senior securities only in amounts such that its asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of the Company’s assets declines, it may be unable to satisfy this test. If that happens, the Company may be required to sell a portion of its investments and, depending on the nature of its leverage, repay a portion of its debt at a time when such sales and/or repayments may be disadvantageous.

•	Any amounts that the Company uses to service its debt or make payments on preferred stock will not be available for dividends to its common stockholders.

•
It is likely that any senior securities or other indebtedness the Company issues will be governed by an indenture or other instrument containing covenants restricting its operating flexibility. Additionally, some of these securities or other indebtedness may be rated by rating agencies, and in obtaining a rating for such securities and other indebtedness, the Company may be required to abide by operating and investment guidelines that further restrict operating and financial flexibility.

•	The Company and, indirectly, its stockholders will bear the cost of issuing and servicing such securities and other indebtedness.

•
Preferred stock or any convertible or exchangeable securities that the Company issues in the future may have rights, preferences and privileges more favorable than those of its common stock, including separate voting rights and could delay or prevent a transaction or a change in control to the detriment of the holders of its common stock.

Additional Common Stock. The Company is not generally able to issue and sell its common stock at a price below net asset value per share. The Company may, however, sell its common stock, warrants, options or rights to acquire its common stock, at a price below the current net asset value of the common stock if its board of directors determines that such sale is in its best interests and that of its stockholders, and its stockholders approve such sale. In any such case, the price at which its securities are to be issued and sold may not be less than a price, which, in the determination of its board of directors, closely approximates the market value of such securities (less any distributing commission or discount). The Company may also make rights offerings to its stockholders at prices per share less than the net asset value per share, subject to applicable requirements of the 1940 Act. If the Company raises additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, its common stock, the percentage ownership of its stockholders at that time would decrease and they may experience dilution. Moreover, the Company can offer no assurance that it will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

Securitization of Loans. In addition to issuing securities to raise capital, the Company plans to securitize its loans to generate cash for funding new investments. To securitize loans, the Company will typically create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This would generally include the sale of interests in the subsidiary on a non-recourse basis to purchasers who are willing to accept a lower interest rate to invest in investment grade loan pools. The Company will also retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize its loan portfolio could limit its ability to grow its business, fully execute its business strategy and adversely affect its earnings, if any. Moreover, the securitization of the Company’s loan portfolio might increase its exposure to risk for losses, as the residual loans in which it does not sell interests will tend to be those that are riskier and more apt to generate losses.

The Company will remain subject to corporate-level income tax if the Company is unable to qualify as a RIC under Subchapter M of the Code.

Although the Company intends to qualify as a RIC under Subchapter M of the Code, it is currently subject to tax as an ordinary corporation under Subchapter C of the Code, and no assurance can be given that it will be able to qualify and maintain any RIC status if elected. To obtain and maintain RIC tax treatment under the Code, the Company must meet the following annual distribution, income source and asset diversification requirements.

•
The annual distribution requirement for a RIC will be satisfied if the Company distributes to its stockholders on an annual basis at least 90% of its net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because the Company uses debt financing, the Company is subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict the Company from making distributions necessary to satisfy the distribution requirement. If the Company is unable to obtain cash from other sources, it could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if the Company obtains at least 90% of its income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The asset diversification requirement will be satisfied if the Company meets certain asset diversification requirements at the end of each quarter of its taxable year. Failure to meet those requirements may result in its having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of its investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If the Company fails to qualify for RIC tax treatment for any reason and remain subject to corporate income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution, and the amount of its distributions.

The Company may have difficulty paying its required distributions if it recognizes income before or without receiving cash representing such income.

For federal income tax purposes, the Company will include in income certain amounts that it has not yet received in cash, such as original issue discount, which may arise if it receives warrants in connection with the origination of a loan or possibly in other circumstances, or contractual payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual payment-in-kind arrangements will be included in income before the Company receives any corresponding cash payments. The Company also may be required to include in income certain other amounts that it will not receive in cash.

Since, in certain cases, the Company may recognize income before or without receiving cash representing such income, it may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. Accordingly, the Company may have to sell some of its investments at times and/or at prices it would not consider advantageous, raise additional debt or equity capital or reduce new investment originations for this purpose. If the Company is not able to obtain cash from other sources, it may fail to qualify for RIC tax treatment and thus remain (or become) subject to corporate-level income tax.

Because the Company intends to distribute substantially all of its income to its stockholders upon its election to be treated as a RIC, it will continue to need additional capital to finance its growth. If additional funds are unavailable or not available on favorable terms, its ability to grow will be impaired.

In order to satisfy the requirements applicable to a RIC and to avoid payment of excise taxes, the Company intends to distribute to its stockholders substantially all of its net ordinary income and net capital gain income. As a BDC, the Company generally is required to meet a coverage ratio of total assets to total senior securities, which includes all of its borrowings and any preferred stock it may issue in the future, of at least 200%. This requirement limits the amount that the Company may borrow. Because the Company will continue to need capital to grow its investment portfolio, this limitation may prevent the Company from incurring debt and require the Company to raise additional equity at a time when it may be disadvantageous to do so. While the Company expects to be able to borrow and to issue additional debt and equity securities, it cannot assure you that debt and equity financing will be available to the Company on favorable terms, or at all. In addition, as a BDC, the Company generally is not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to the Company, it could be forced to curtail or cease new investment activities, and its net asset value could decline.

The Company may borrow money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in the Company.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in the Company. The Company may borrow from and issue senior debt securities to banks and other lenders. Holders of these senior securities will have fixed dollar claims on its assets that are superior to the claims of its common stockholders. If the value of the Company’s assets increases, then leveraging would cause the net asset value attributable to its common stock to increase more sharply than it would have had it not leveraged. Conversely, if the value of the Company’s assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had it not leveraged. Similarly, any increase in the Company’s income in excess of interest payable on the borrowed funds would cause its net income to increase more than it would without the leverage, while any decrease in its income would cause net income to decline more sharply than it would have had it not borrowed. Such a decline could negatively affect the Company’s ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect the Company’s cost of capital and net investment income.

Because the Company may borrow to fund its investments, a portion of its income is dependent upon the difference between the interest rate at which it borrows funds and the interest rate at which it invests these funds. A portion of its investments will have fixed interest rates, while a portion of its borrowings will likely have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on its net investment income. In periods of rising interest rates, the Company’s cost of funds could increase, which would reduce its net investment income. The Company may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit its ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on its business, financial condition and results of operations. Also, the Company has limited experience in entering into hedging transactions, and it will initially have to rely on outside parties with respect to the use of such financial instruments or develop such expertise internally.

A significant portion of the Company’s investment portfolio will be recorded at fair value as determined in good faith by its board of directors and, as a result, there will be uncertainty as to the value of its portfolio investments.

Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined by its board of directors. The Company is not permitted to maintain a general reserve for anticipated losses. Instead, the Company is required by the 1940 Act to specifically value each individual investment and record an unrealized loss for any asset it believes has decreased in value. Typically there will not be a public market for the securities of the privately-held companies in which the Company will generally invest. As a result, the Company will value its investments in privately-held companies on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines established by its board of directors. The types of factors that may be considered in fair value pricing its investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, its determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The Company’s net asset value could be adversely affected if its determinations regarding the fair value of its investments were materially higher than the values that it ultimately realize upon the disposal of such securities.

The lack of liquidity in the Company’s investments may adversely affect its business.

The Company will generally make investments in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of its investments may make it difficult for the Company to sell such investments if the need arises. In addition, if the Company is required to liquidate all or a portion of its portfolio quickly, it may realize significantly less than the value at which it had previously recorded its investments. The Company may also face other restrictions on its ability to liquidate an investment in a portfolio company to the extent that the Company has material non-public information regarding such portfolio company.

The Company’s quarterly and annual results could fluctuate significantly.

The Company’s quarterly and annual operating results could fluctuate significantly due to a number of factors. These factors include the small number and range of values of the transactions that are completed each quarter, fluctuations in the values of the Company’s investments, the timing of the recognition of unrealized gains and losses, the degree to which the Company encounters competition in its markets, the volatility of the stock market and its impact on its unrealized gains and losses, as well as other general economic conditions. As a result of these factors, quarterly and annual results are not necessarily indicative of its performance in future quarters and years.

The Company’s financial condition and results of operations will depend on its ability to manage growth effectively.

The Company’s ability to achieve its investment objective will depend on its ability to grow, which will depend, in turn, on its management team’s ability to identify, evaluate and monitor, and its ability to finance and invest in, companies that meet its investment criteria.

Accomplishing this result on a cost-effective basis will be largely a function of the Company’s management team’s handling of the investment process and its ability to provide competent, attentive and efficient services, as well as its access to financing on acceptable terms. In addition to monitoring the performance of its existing investments, members of its management team and its investment professionals may also be called upon to provide managerial assistance to its portfolio companies. These demands on their time may distract them or slow the rate of investment. In order to grow, the Company will need to hire, train, supervise and manage new employees. However, the Company cannot assure you that any such employees will contribute to the success of its business. Any failure to manage its future growth effectively could have a material adverse effect on its business, financial condition, and results of operations.

The Company’s ability to enter into transactions with its affiliates will be restricted.

The Company is prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its independent directors. Any person that owns, directly or indirectly, 5% or more of its outstanding voting securities will be its affiliate for purposes of the 1940 Act and the Company will generally be prohibited from buying or selling any security from or to such affiliate, absent the prior approval of its independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Company’s independent directors. If a person acquires more than 25% of the Company’s voting securities, it will be prohibited from buying or selling any security from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC.

Changes in laws or regulations governing the Company’s operations may adversely affect its business.

The Company and its portfolio companies are subject to local, state and federal laws and regulations. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse affect on its business.

The Company’s board of directors may change its operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

The Company’s board of directors has the authority to modify or waive its current operating policies and strategies without prior notice and without stockholder approval. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its stock. However, the effects might be adverse, which could negatively impact its ability to pay you dividends and cause you to lose all or part of your investment.

The Company’s investments in portfolio companies may be risky, and it could lose all or part of its investment.

Investing in small companies involves a number of significant risks. Among other things, these companies:

•
may have limited financial resources and may be unable to meet their obligations under their debt instruments that the Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees that it may have obtained in connection with its investment;

•
may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on its portfolio company and, in turn, on the Company;

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, its executive officers and directors may, in the ordinary course of business, be named as defendants in litigation arising from its investments in the portfolio companies; and

•
generally have less publicly available information about their businesses, operations and financial condition. The Company is required to rely on the ability of its management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Company is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and may lose all or part of its investment.

The Company’s portfolio companies may incur debt that ranks equally with, or senior to, its investments in such companies.

The Company will invest primarily in senior secured loans, junior secured loans and subordinated debt issued by small companies. The Company’s portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which it invests. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which the Company is entitled to receive payments with respect to the debt instruments in which it invests. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to the Company’s investment in that portfolio company would typically be entitled to receive payment in full before it receives any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to the Company. In the case of debt ranking equally with debt instruments in which the Company invests, it would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where the Company’s debt investments could be subordinated to claims of other creditors or the Company could be subject to lender liability claims.

Even though the Company may have structured certain of its investments as senior loans, if one of its portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which it actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize its debt investment and subordinate all or a portion of its claim to that of other creditors. The Company may also be subject to lender liability claims for actions taken by the Company with respect to a borrower’s business or instances where it exercises control over the borrower. It is possible that the Company could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

The Company may not control any of its portfolio companies.

The Company may not control any of its portfolio companies, even though it may have board representation or board observation rights and its debt agreements may contain certain restrictive covenants. As a result, the Company is subject to the risk that a portfolio company in which it invests may make business decisions with which it disagreea and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve its interests as debt investors.

Economic recessions or downturns could impair the Company’s portfolio companies and harm its operating results.

Many of the Company’s portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay its debt investments during these periods. Therefore, the Company’s non-performing assets are likely to increase and the value of its portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of its debt investments and the value of its equity investments. Economic slowdowns or recessions could lead to financial losses in the Company’s portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase the Company’s funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to the Company. These events could prevent the Company from increasing investments and harm its operating results.

Defaults by the Company’s portfolio companies will harm its operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by the Company or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt investments that the Company holds. The Company may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Prepayments of the Company’s debt investments by its portfolio companies could adversely impact its results of operations and reduce its return on equity.

The Company is subject to the risk that the investments it makes in its portfolio companies may be repaid prior to maturity. When this occurs, the Company will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and the Company could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, the Company’s results of operations could be materially adversely affected if one or more of its portfolio companies elects to prepay amounts owed to the Company. Additionally, prepayments could negatively impact its return on equity, which could result in a decline in the market price of its common stock.

The Company may not realize gains from its equity investments.

Certain investments that the Company will make in the future may include warrants or other equity securities. In addition, the Company may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. The Company’s goal is ultimately to realize gains upon its disposition of such equity interests. However, the equity interests the Company receives may not appreciate in value and, in fact, may decline in value. Accordingly, the Company may not be able to realize gains from its equity interests, and any gains that it does realize on the disposition of any equity interests may not be sufficient to offset any other losses it experiences. The Company also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization, or a public offering, which would allow the Company to sell the underlying equity interests.

If the Company’s primary investments are deemed not to be qualifying assets, it could be precluded from investing in the manner described in this Registration Statement or deemed to be in violation of the 1940 Act.

In order to comply with the 1940 Act requirements for BDCs, the Company must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of its total assets are qualifying assets. If the Company acquires equity securities from an issuer that has outstanding marginable securities at the time it makes an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities.

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question to the BDC industry as to whether a private company that has outstanding debt securities would qualify as an “eligible portfolio company” under the 1940 Act.

The SEC has issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of BDCs. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. The Company does not believe that these proposed rules will have a material adverse effect on its operations.

Until the SEC or its staff has taken a final public position with respect to the issue discussed above, the Company will continue to monitor this issue closely, and may be required to adjust its investment focus to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

There is a risk that you may not receive dividends or that the Company’s dividends may not grow over time.

The Company intends to make distributions on a quarterly basis to its stockholders. The Company cannot assure you that it will achieve investment results that will allow the Company to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to the Company as a BDC, it may be limited in its ability to make distributions.

Investing in the Company’s shares may involve an above average degree of risk.

The investments the Company makes in accordance with its investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. The Company’s investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in its shares may not be suitable for someone with lower risk tolerance.

The Company’s current stockholder is controlled by its management.

Conihasset Partners LLC (“Conihasset Partners”), an entity controlled by Messrs. Bailey and Cahill, owns 100% of its common stock. Messrs. Bailey and Cahill are also part of the management and are thus, responsible for the investment and operational decisions of the Company. As a result, such individuals will be able to exert influence over the Company’s management and policies. Such persons, either through Conihasset Partners or in their own name, may acquire beneficial ownership of additional shares of the Company’s equity securities in the future. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive its stockholders of an opportunity to receive a premium for their common stock as part of a sale of its company and might ultimately affect the market price of its common stock.

There are significant potential conflicts of interest.

In the course of its investing activities, the Company will pay the salaries of its management as well as the operating expenses associated with the operation of the Company. As a result, investors in the Company’s common stock will receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

Currently, the Company has no revenue and will not have revenue until after the Company has begun to invest the proceeds of the Offering. As a result of this arrangement, there may be times when the Company’s principals have interests that differ from those of its stockholders, giving rise to a conflict.

The Company’s stockholders may have conflicting investment, tax and other objectives with respect to their investments in the Company. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of the Company’s investments, the structure or the acquisition of its investments, and the timing of disposition of its investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Company’s principals, including with respect to the nature or structuring of its investments that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders' individual tax situations. In selecting and structuring investments appropriate for the Company, it will consider the investment and tax objectives of its stockholders and the Company as a whole, not the investment, tax or other objectives of any stockholder individually.

The market price of the Company’s common stock may fluctuate significantly.

The market price and liquidity of the market for shares of the Company’s common stock may be significantly affected by numerous factors, some of which are beyond its control and may not be directly related to its operating performance. These factors include:

•
significant volatility in the market price and trading volume of securities of BDCs or other companies in the Company’s sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC status, if obtained;

•	changes in earnings or variations in operating results;

•	changes in the value of the Company’s portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of the Company’s key personnel;

•	operating performance of companies comparable to the Company;

•	general economic trends and other external factors; and

•	loss of a major funding source.

The Company’s investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

The Company’s investment strategy contemplates that a portion of its investments may be in securities of foreign companies. Investing in foreign companies may expose the Company to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of the Company’s investments will be denominated in U.S. dollars, the Company’s investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. The Company may employ hedging techniques to minimize these risks, but it can offer no assurance that it will, in fact, hedge currency risk or, that if it does, such strategies will be effective.

If the Company engages in hedging transactions, it may expose itself to risks associated with such transactions. The Company may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of its portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of the Company’s portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transaction may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that the Company is not able to enter into a hedging transaction at an acceptable price.

While the Company may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if the Company had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, the Company may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent the Company from achieving the intended hedge and expose the Company to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Terrorist attacks and other acts of violence or war may affect any market for the Company’s common stock, impact the businesses in which the Company invests and harm its operations and its profitability.

Terrorist attacks may harm the Company’s results of operations and your investment. The Company cannot assure you that there will not be further terrorist attacks against the United States or United States businesses. Such attacks or armed conflicts in the United States or elsewhere may impact the businesses in which the Company invests directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist attacks are generally uninsurable.

Certain provisions of the Company’s certificate of incorporation and bylaws as well as the Delaware General Corporation Law could deter takeover attempts and have an adverse impact on the price of the Company’s common stock.

The Company’s certificate of incorporation and its bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for the Company. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of its common stock the opportunity to realize a premium over the market price for its common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from inception (March 1, 2006) to June 30, 2006, the Company issued 30,020 shares of common stock (100% of its outstanding shares of common stock) at $5 per share to Conihasset Partners, LLC, an entity controlled by the Company’s President and Chief Executive Officer and Chief Operating Officer and Executive Vice President. The proceeds from this sale were used to make an equity investment in the amount of $5,000 and a loan in the amount of $95,100 to the Company’s wholly owned portfolio company, CMI, as well as to fund organizational and offering costs.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 8, 2006, the Board unanimously approved and on July 26, 2006 the sole shareholder approved the stock option plan for the Company. No other matters were submitted to a vote of security holders during the quarter ended June 30, 2006.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

      (a)  Exhibits

3.1	Certificate of Incorporation of the Company filed with the Delaware Secretary of State on March 1, 2006*

3.2	By-laws of the Company*

10	Stock Agreement between Conihasset Capital Partners, Inc. and Conihasset Partners, LLC*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Act of 2002

* Incorporated herein by reference to the Registration Statement on Form 10 filed on May 19, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

CONIHASSET CAPITAL PARTNERS, INC.

Date: 9/1/2006	/s/ Richard D. Bailey
Richard D. Bailey President and Chief Executive Officer.

CONIHASSET CAPITAL PARTNERS, INC.

Date: 9/1/2006	/s/ Keith D. Lowey
Keith D. Lowey Assistant Secretary and Chief Financial Officer.