Form 10-Q
period 2006-09-30
Conihasset Capital Partners, Inc.
filed 2006-11-14
CIK 1363533

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Form 10-Q

Commission File Number 000-52011

Conihasset Capital Partners, Inc.
(Exact name of the registrant as specified in its charter)

Delaware	20-4414490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Custom House Street 9th Floor Boston, Massachusetts (Address of principal executive offices)	02108 (Zip Code)

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

      There were 275,540 shares of the registrant’s common stock, $0.001 par value, outstanding as of November 10, 2006.

Conihasset Capital Partners, Inc.
(A Delaware Corporation)
Index

Part I. Financial Information

Item 1.	Financial Statements
	Statement of Assets and Liabilities
	• As of September 30, 2006	3
	Statements of Operations
	• For the three months ended September 30, 2006 and the period from Inception (March 1, 2006) to September 30, 2006	4
	Schedule of Investments
	• September 30, 2006	5

	Statements of Changes in Net Assets
	• For the three months ended September 30, 2006 and the period from Inception (March 1, 2006) to September 30, 2006	6
	Statements of Cash Flows
	• For the three months ended September 30, 2006 and the period from Inception (March 1, 2006) to September 30, 2006	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Controls and Procedures	22
Part II. Other Information
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Submissions of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	32
SIGNATURES		33

Item 1.  Financial Statements.

CONIHASSET CAPITAL PARTNERS, INC.
(a development stage company)

Statement of Assets and Liabilities
September 30, 2006
(unaudited)

Assets
Investments - controlled	$250,100
Cash and cash equivalents	2,981
Interest receivable from controlled investments	3,017
Prepaid expense	63,972

Total Assets	$320,070

Liabilities and deficiency in net assets
Accrued organizational costs	$40,000
Accrued offering costs	222,014
Accounts payable and accrued expenses	113,174
Accrued officer payroll and related payroll taxes	46,063
Due to a stockholder	2,500

Total Liabilities	423,751

Deficiency in net assets
Preferred stock, par value $0.001:
1,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001 per share:
10,000,000 shares authorized, 66,520 shares
issued and outstanding	67
Additional paid-in capital	43,191
Deficit accumulated during development stage	(146,939)

Total deficiency in net assets	(103,681)

Total liabilities and deficiency in net assets	$320,070

Deficiency in net asset value per share	$(1.56)

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.
(a development stage company)

Statements of Operations
(unaudited)

	For the three months ended September 30, 2006	For the period from inception (March 1, 2006) to September 30, 2006
Investment income
Interest from controlled investments	$1,857	$3,017
Structuring fees	9,000	9,000
Total Operating Income	10,857	12,017

Costs and expenses
Organization expenses	-	40,000
Officer salaries and related payroll taxes	46,063	46,063
Rent	200	200
Professional fees	55,361	55,361
Director fees	8,125	8,125
General and administrative	9,207	9,207
Total Operating Expenses	118,956	158,956

Net investment loss	(108,099)	(146,939)
Realized and unrealized gain (loss) on investments	-	-
Decrease in net assets from operations	$(108,099)	$(146,939)

Decrease in net assets from operations attributable to common stockholders, per share	$(2.42)	$(4.55)
Weighted average shares of common stock outstanding, basic and diluted	44,754	32,288

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.
(a development stage company)

Schedule of Investments

As of September 30, 2006
(unaudited)

Company	Industry	Investments	Cost	Fair Value

Controlled Investments

Conihasset Management, Inc.	Investment	100% equity interest	$5,000	$5,000
Conihasset Management, Inc.	Investment	Notes receivable, 4.83%, due 3/30/09	95,100	95,100
MRO Integrated Solutions, LLC	Investment	Convertible subordinated promissory note, 5%, due 8/28/11	150,000	150,000
			$250,100	$250,100

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.
(a development stage company)

Statements of Changes in Net Assets
(unaudited)

	For the three months ended September 30, 2006	For the period from inception (March 1, 2006) to September 30, 2006

OPERATIONS
Decrease in net assets from operations	$(108,099)	$(146,939)

STOCKHOLDERS’ ACTIVITY:
Issuance of common stock for cash	182,500	332,600
Offering costs incurred	(77,171)	(289,342)
Increase in net assets from stockholders’ activity	105,329	43,258

NET DECREASE IN NET ASSETS	(2,770)	(103,681)

NET ASSETS(DEFICIENCY):
Beginning of period	(100,911)	-
End of period	$(103,681)	$(103,681)

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.
(a development stage company)

Statements of Cash Flows
(unaudited)
	For the three months ended September 30, 2006	For the period from inception (March 1, 2006) to September 30, 2006
Cash flow from operating activities:
Decrease in net assets resulting from operations	$(108,099)	$(146,939)
Adjustments to reconcile decrease in net assets resulting from operations to net cash used by operating activities -
Purchase of controlled investments	(150,000)	(250,100)
(Increase) in interest receivable from controlled investments	(1,857)	(3,017)
(Increase) in prepaid expense	(63,972)	(63,972)
Increase in accounts payable and accrued expenses	113,174	113,174
Increase in accrued payroll and payroll taxes	46,063	46,063

Net cash used by operating activities	(164,691)	(304,791)

Cash flow from financing activities:
Proceeds from the issuance of common stock	182,500	332,600
Proceeds from stockholders’ loan	0	2,500
Accrued organizational costs	0	40,000
Offering costs	(22,667)	(67,328)

Net cash provided by financing activities	159,833	307,772

Net (decrease) increase in cash and cash equivalents	(4,858)	2,981
Cash and cash equivalents at beginning of period	7,839	-

Cash and cash equivalents at end of period	$2,981	$2,981

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three month period ended September 30, 2006 and the period from inception (March 1, 2006) through September 30, 2006, the Company accrued organizational and offering costs totaling $54,504 and $262,014, respectively.

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Notes to Financial Statements
(unaudited)

1. ORGANIZATION AND BUSINESS

Conihasset Capital Partners, Inc., a development stage company (“CCP” or the “Company”), was organized as a Delaware corporation on March 1, 2006. CCP is a newly organized closed-end management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). BDCs were created by Congress under the Small Business Investment Act of 1980. The intent behind the legislation was to make the U.S. capital markets more easily accessible to small businesses. In addition, the legislation was enacted to provide institutional and retail investors with an easily accessible avenue to small business loans and investments which at the time was regarded as a very difficult asset class to access by such investors. BDCs differ from more widely known private equity partnerships in that they offer liquid investments (i.e., their securities can be bought and sold by retail investors in the public securities markets) that are required to publicly disclose on a quarterly basis the value of each of their loans and investments.

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

The Company intends to invest approximately $500 thousand to $3.0 million of capital, on average, in the securities of U.S. small companies. Pursuant to the terms of its offering for sale to the public of up to $5,000,000 of common stock, $0.001 par value, at $5.00 per share (the “Offering”), the Company intends to immediately begin implementing its investment strategy.  Until such time as all of the net proceeds from the Offering are invested pursuant to the Company's investment strategy, the Company intends to invest any uninvested funds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less from the date of its investment. As the Company begins to implement its investment strategy, a significant portion of its portfolio will consist of mezzanine investments and other asset classes. Additionally, the Company may acquire investments in the secondary market and, in analyzing such investments, will employ the same analytical process as it uses for the investments it acquires directly from issuers.

2. SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Information

The accompanying statement of assets and liabilities and schedule of investments as of September 30, 2006, the statements of operations and cash flows, and the statements of changes in net assets for the period from inception (March 1, 2006) through September 30, 2006 are unaudited. The unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for the interim financial information and, therefore, do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, the unaudited interim financial statements include all adjustments consisting of normal recurring adjustments and accruals necessary for the fair presentation of the Company's financial position, results of operations and its cash flows for the three months ended September 30, 2006 and for the period from inception (March 1, 2006) through September 30, 2006.

Revenue Recognition

Interest Income Recognition

Interest on commercial loans is recognized when earned and is computed by methods that generally result in level rates of return on principal amounts outstanding.

Structuring Fees

The Company generally charges a structuring fee when originating an investment. The fee can range anywhere from 4%-6% of the loan amount. The fee is recognized as earned income when the investment transaction closes.

Other Fees

In certain investment transactions, we may perform consulting or advisory services, for which we will charge a fee. Income is recognized as services are performed.

Investments

In accordance with specific rules for BDCs, subsidiaries hold investments on behalf of the Company or provide substantial services to the Company. Portfolio investments are held for purposes of deriving investment income and future capital gains. The financial results of portfolio investments are not consolidated in the Company’s financial statements. At September 30, 2006, the Company had two portfolio investments, MRO Integrated Solutions, LLC (“MROIS”) and Conihasset Management, Inc. (“CMI”), which is 100% owned by CCP.

The Company holds a convertible subordinated promissory note from MROIS as an investment, bearing interest at 5% per annum and is due August 28, 2011. The Company intends to collateralize substantially all of the assets of MROIS in order to securitize this note. The note is convertible in whole into membership units representing 5% of the total outstanding membership units of MROIS. The Company, at its option, can convert the note at anytime on or before the maturity date.

The Company holds notes receivable totaling $95,100 from CMI as an investment, bearing interest at 4.83% per annum and is due March 30, 2009, and also holds an equity investment in CMI valued at $5,000.

Summarized financial information of CMI is as follows:

Balance Sheet
September 30, 2006
(unaudited)

Investment, at cost	$100,100

Total assets	$100,100

Notes payable to parent company	$95,100
Interest payable to parent company	2,309

Total liabilities	97,409

Common stock	5,000
Retained earnings	(2,309)

Total stockholder’s equity	2,691

Total liabilities and stockholder's equity	$100,100

Statement of Operations
For the period from inception (March 1, 2006) through September 30, 2006
(unaudited)
Interest Expense	$2,309

Net Loss from Operations	$(2,309)

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2006, the carrying values of cash and cash equivalents and accrued expenses approximated their respective fair values because of the short duration of these instruments.

Valuation of Investments

Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. Debt and equity securities of companies that are not publicly traded, or for which the Company has various degrees of trading restrictions are carried at fair value, as determined in good faith by the Company’s Board of Directors. In determining fair value, the Company prepares an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. The Company will weight some or all of the above valuation methods in order to conclude on its estimate of value. Where embedded derivatives exist relating to convertible debt, equity or other securities, a fair value model will be utilized which will include multiple probability-weighted scenarios under various assumptions reflecting the economics of the convertible debt, such as the risk-free interest rate, expected issuer stock price and volatility, likelihood of conversion and or redemption, and likelihood default status and timely registration. In valuing convertible debt, equity or other securities, the Company values its equity investment based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. The Company values non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, the Company will reduce the value of its debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. For CMBS (collateralized mortgage-backed securities) and CDO (collateralized debt obligations) securities, the Company prepares a fair value analysis which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar securities, when available.

Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned. As of September 30, 2006, the percentage of the Company’s investments that were not publicly traded or for which the Company has various degrees of trading restrictions, and thus in which the fair value was determined in good faith by the Company’s Board of Directors, was 100%.

Decrease in Net Assets from Operations Attributable to Common Stockholders, Per Share

Basic loss per common share is computed by dividing net loss allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflects the dilution from the potential conversion or exercise into common stock of securities such as warrants. In all financial statements presented, diluted net loss per common share is the same as basic net loss per common share. The Company did not issue any potentially dilutive instruments in the three months ended September 30, 2006 and in the period of inception (March 1, 2006) though September 30, 2006.

Stock Based Compensation

Effective on the Company’s date of inception (March 1, 2006), the Company adopted the fair value recognition provisions of SFAS No. 123R. On June 1, 2006 the Company adopted a stock based compensation plan. The Company has not issued stock based compensation.

In March 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS 123R. The Company will apply the provisions of SAB 107 in its adoption of SFAS 123R. As a result of adopting the fair value method for stock compensation, all future stock options will be expensed over the award vesting period. For stock-based awards granted on or after January 1, 2006, the Company will record stock-based compensation expense on a straight-line basis over the requisite service period. SFAS 123R requires the use of a valuation model and the Company has elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

The Company did not have any stock-based compensation for the three months ended September 30, 2006 or for the period from inception (March 1, 2006) through September 30, 2006.

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

However, the Company intends to operate, as soon as practicable after it qualifies to be so taxed, as a regulated investment company, or RIC, under the Code and, as such, would not be subject to federal income tax on the portion of its taxable income and gains distributed to stockholders. To qualify as a RIC, the Company is required to distribute at least 90% of its investment company taxable income, as defined by the Code, to its stockholders. At this time the Company cannot determine when it will be able to qualify as a RIC. Because federal income tax regulations differ from accounting principles generally accepted in the United States, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statement to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has generated a decrease in net assets resulting from operations of $108,099 for the three months ended September 30, 2006 and of $146,939 for the period of inception (March 1, 2006) through September 30, 2006 of its taxable year which would ordinarily create a Federal and state net operating loss to be carried forward to utilize against future taxable income. If the Company elects to qualify as an RIC, it will lose the benefit of the net operating loss deduction. Therefore, no deferred tax asset or valuation allowance will be recorded for the net operating loss.

Organization and offering costs

Offering costs incurred in connection with the Company’s ongoing Offering are charged against additional paid-in capital. Organization expenses are nonrecurring and include costs of organizing the Company and are charged to expense as incurred.

3. LIQUIDITY AND CAPITAL RESOURCES

The Company currently has minimal revenue from investments and in all likelihood will be required to make future expenditures in connection with its marketing efforts along with general administrative expenses.

A 45.1% stockholder, which is an entity controlled by the Company’s President/Chief Executive Officer and Chief Operating Officer/Executive Vice President, has committed to fund any shortfalls in the Company’s cash flow on a day to day basis during the period that the Company is in the development stage and is in the process of undertaking an Offering to raise additional capital through the exempt sale of its equity securities. Management believes that the commitment to fund any shortfalls in the Company’s cash flow for the period detailed above provide the opportunity for the Company to continue as a going concern.

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

4. INVESTMENT CLASSIFICATION

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if it owns more than 25% of the voting securities of such company or has 50% or more representation on its board of directors. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. The Company is deemed to be an affiliate of a company in which it has invested if it owns 5% or more of the voting securities of such company.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes,” by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the impact on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 does not require any new fair value measurements and we do not expect the application of this standard to change our current practices. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the potential impact of SFAS 157.

6. RELATED PARTY TRANSACTIONS

On June 2, 2006, the Company received an open account, non-interest bearing advance from a stockholder totaling $2,500.

The Company issued 30,020 shares of common stock (45.1% of its outstanding common stock as of September 30, 2006) at $5 per share to Conihasset Partners, LLC, an entity controlled by the Company’s President/Chief Executive Officer and Chief Operating Officer/Executive Vice President. The Company issued an additional 1,500 shares and 5,000 shares of common stock at $5 per share (2.3% and 7.5% respectively of its outstanding common stock as of September 30, 2006) to the Chief Operating Officer and Chief Financial Officer, respectively (See Note 2 for other related party transactions). The Company has accrued unpaid compensation and the related employment taxes to these same officers.

7. FINANCIAL HIGHTLIGHTS

	For the three months ended September 30, 2006	For the period from inception (March 1, 2006) through September 30, 2006
	(unaudited)	(unaudited)
Selected per share data
Net asset value, beginning of period	$(3.36)	$-
Issuance of common stock	5.00	5.00
Dilutive effect of share issuances	0.38
Offering costs	(1.16)	(4.35)
Decrease in net assets resulting from operations	(2.42)	(2.21)

Deficiency in net asset value, end of period	$(1.56)	$(1.56)

Ratios and supplemental data
Deficiency in net assets, end of period	$(103,681)	$(103,681)
Average net assets, annualized	$(95,391)	$(51,093)
Total operating expenses/average net assets, annualized	n/a (1)	n/a (1)
Net investment loss/average net assets	n/a (1)	n/a (1)

(1) The Company had negative average net assets for the period from inception (March 1, 2006) through September 30, 2006.

8. SUBSEQUENT EVENTS

On October 2, 2006, the Company received a payment in the amount of $75,000 from CMI, to be applied against a note receivable.

On October 3, 2006, the Company purchased a Convertible Promissory Note (the “Note”) in the amount of $75,000 from MROIS. Upon purchase of this Note the Company realized a structuring fee of 6% of the gross proceeds of the Note. The Note carries interest at a rate of 5% per annum and is due August 28, 2011. The Company intends to collateralize substantially all of the assets of MROIS in order to securitize the Note. The Note is convertible in whole into membership units representing 2.5% of the total outstanding membership units of MROIS. The Company, at its option, can convert the Note at any time on or before the maturity date.

On October 23, 2006, the Company sold 9,000 shares of its common stock at $5 per share to two investors, as part of and in accordance with the terms of its Offering.

On November 3, 2006, the Company sold 200,000 shares of its common stock at $5 per share to The Hummingbird Value Fund, L.P. and to The Hummingbird Microcap Value Fund, L.P. which represents an approximate 73% interest in CCP. The shares were acquired for investment purposes.

On November 10, 2006, the Company sold 20 shares of its common stock at $5.00 per share to a relative of the Company’s President/Chief Executive Officer.

On November 10, 2006, the Company’s Board of Director’s voted to approve the modification of the Company’s current per share offering price from $5.00 per share to $4.54 per share. The Company intends to offer its existing shareholders the right to rescind their purchase of shares of common stock of the Company acquired as part of the Company’s Offering or the right to receive additional shares of the Company’s common stock based on the new offering price. If existing shareholders elect to receive additional shares, the Company will issue a total of 101,321 additional shares under the Company’s Regulation E Offering. The Company is required to and will seek SEC approval for these actions. If such approval is received, the Company will proceed with offering its current shareholders the right to rescind their purchase of shares of common stock of the Company acquired as part of the Company's Offering or the right to receive additional shares of the Company's common stock based on the new offering price.

The Company continues its Offering of up to $5,000,000 of its common stock, par value $0.001 per share, for sale to the public.

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

General

Conihasset Capital Partners, Inc. (the “Company”) is a newly organized, internally managed, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was incorporated on March 1, 2006 under the laws of the State of Delaware. The Company currently has two portfolio companies, Conihasset Management, Inc. (“CMI”) which is 100% owned by CCP, and MRO Integrated Solutions, LLC (“MROIS”). As a BDC, the Company will be required to comply with certain regulatory requirements. For example, to the extent provided by the 1940 Act, the Company is limited in its ability to invest in a private company in which certain of its affiliates already has an investment. Also, while the Company is permitted to finance investments using debt, its ability to use debt will be limited in certain significant respects, most notably that it maintain a 200% asset coverage position. The Company has not decided whether, and to what extent, it will finance investments using debt.

The Company has recently commenced operations. The Company is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objective and that the value of its investments could decline substantially. On August 4, 2006 the Company filed a notification on Form 1-E of its intent to commence a best efforts offering of its common stock under Regulation E of the Securities Act of 1933 (the “1933 Act”) (the “Offering”) to the public of up to $5,000,000 of common stock, $0.001 par value, at $5.00 per share. On August 17, 2006, the Offering became effective upon the expiration of the statutorily mandated waiting period of 10 business days. As of September 30, 2006, the Company had sold 36,500 shares to seven investors. Mr. Andrew Cahill, the Chief Operating Officer of the Company, and Mr. Keith Lowey, the Chief Financial Officer of the Company, purchased 1,500 and 5,000 of these shares, respectively.

The Company’s primary business goals are to increase its taxable income, net operating income and net asset value by investing in senior debt, subordinated debt and equity of publicly and privately held U.S. small companies with attractive current yields and potential for equity appreciation and realized gains for the benefit of investors.

The Company intends to create a varied portfolio that will include mezzanine and senior secured loans, among other investments, by investing approximately $500 thousand to $3.0 million of capital, on average, in the securities of U.S. small companies. Structurally, the loan portion of a mezzanine investment usually ranks subordinate in priority of payment to senior debt, such as senior bank debt, and is often unsecured. However, mezzanine loans rank senior to common and preferred equity in a borrower’s capital structure. Typically, mezzanine investments have elements of both debt and equity instruments, offering fixed returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of warrants. Due to a higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. The warrants associated with mezzanine investments are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine investments also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

Pursuant to the terms of its Offering, the Company intends to immediately begin implementing its investment strategy.  Until such time as all of the net proceeds from the Offering are invested pursuant to the Company's investment strategy, the Company intends to invest any uninvested funds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less from the date of its investment. As the Company begins to implement its investment strategy, a significant portion of its portfolio will consist of mezzanine investments and other asset classes. While the Company’s primary focus will be to generate current income through debt and equity investments in U.S. small companies, the Company intends to also invest in other types of investments for the purpose of diversifying its overall portfolio, improving its liquidity or enhancing returns to stockholders. The Company intends to use this portion of its portfolio to implement investment strategies that may include investing in relatively higher yielding asset-backed securities, securities backed by pools of non-investment grade senior secured loans, investment grade bonds, or other collateral (collateralized debt obligations or “CDOs”). The Company may also invest, consistent with the requirements of the 1940 Act for BDCs, in other types of securities including high-yield bonds, distressed debt, real estate related assets, private equity or securities of public companies that are not thinly traded. Additionally, the Company may acquire investments in the secondary market and, in analyzing such investments, it will employ the same analytical process as it uses for the investments it acquires directly from issuers.

The Company was organized to create a varied portfolio that will include both mezzanine investments in and senior secured loans to small U.S. companies, among other types of investments, in a broad variety of industries. The Company intends to concentrate on making investments in companies having annual revenues of less than $100 million. In most cases, these companies will be privately held or will have thinly traded public equity securities. The Company will generally seek to target companies that generate positive cash flows in which its investment professionals have direct expertise, though it may invest in other industries if it is presented with attractive opportunities.

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

Current Investments

MRO Integrated Solutions, LLC

MROIS, a Shrewsbury, Massachusetts limited liability corporation, purchases spare, consumable maintenance and repair parts and resells them to various distributors who in turn sell them to hospitals, pharmaceutical companies, HMO’s etc. MROIS currently has several national accounts including a three year non-exclusive reseller agreement with VWR International (“VWR”). VWR employs 6,000 people and is a leader in the global research laboratory industry with worldwide sales of US $3.0 billion, of which approximately two thirds are from North America and the remainder from Europe. VWR offers a diversified spectrum of products and services of more than 750,000 parts from more than 5,000 manufacturers, to over 250,000 customers throughout North America and Europe. VWR's primary customers work in the pharmaceutical, life science, chemical, technology, food processing and consumer product industries. Other important customers include universities and research institutes, governmental agencies, environmental testing organizations, and primary and secondary schools.

On August 28, 2006 and on October 3, 2006, the Company purchased two convertible subordinated notes from MROIS in the amounts of $150,000 and $75,000, respectively, as part of the Company’s commitment to purchase up to $1,500,000 of convertible subordinated notes from MROIS. The notes pay an interest rate of 5% per annum and, upon the purchase of each of the notes, the Company was paid a structuring fee of 6% of the gross amount of each note. The Company intends to collateralize substantially all of the assets of MROIS in order to securitize these notes. In addition, the aggregate of the $1,500,000 of notes are convertible into up to 50% of the equity interests of MROIS at the election of the Company.

Representatives of the Company are entitled to and currently hold 50% of the Board seats of MROIS.

Conihasset Management Inc.

As of September 30, 2006, the Company holds two notes receivable totaling $95,100, each bearing interest at 4.83% per annum and due March 30, 2009, from its wholly owned portfolio company, CMI, as an investment. CMI used the proceeds of the notes to purchase its interest in one portfolio company, MRO Investment LLC (“MRO Investment”). MRO Investment is a newly formed limited liability company that was formed for the sole purpose of jointly forming, with Turbine Controls, Inc. (“TCI”), MRO Industries, LLC (“MRO Industries” or the “JV”). The JV was created to service the fragmented and rapidly growing field of commercial and military manufacture and re-manufacture of turbine-based ground support equipment (“GSE”) currently in use by all branches of the U.S. military and foreign governments, as well as commercial aviation manufacturers. TCI, of Bloomfield, CT currently supplies re-manufactured and original equipment manufacturer (“OEM”) whole turbines and assemblies as well as parts to virtually every major defense contractor, the U.S. Department of Defense (“DoD”), commercial aviation manufacturers and suppliers as well as foreign governments seeking to acquire fixed base and portable turbine based power generation units. TCI currently holds all of the quality assurance certifications, including ISO-9001, and is DoD and FAA approved and is also certified as an approved aerospace parts and component supplier. In addition, TCI qualifies as a small business for government contracting purposes. MRO Industries is 60% owned by MRO Investment and 40% owned by TCI and/or their designees.

RESULTS OF OPERATIONS

For the three months ended September 30, 2006

Investment Income

The Company has recently commenced investment operations and, as of September 30, 2006, has two portfolio investments. For the three month period ended September 30, 2006 its total revenue from investment activities was $10,857, which consisted of interest from controlled investments of $1,857 and a structuring fee of $9,000 which was paid to the Company upon the purchase of the $150,000 note from MROIS.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 were $118,956. These consisted of salaries and payroll taxes of $46,063, professional fees of $55,361, director’s fees of $8,125, rent of $200, and general and administrative expenses of $9,207.

Net Decrease in Net Assets from Operations

The net decrease in net assets from operations was $108,099. For the three months ended September 30, 2006 the Company incurred $77,171 in legal, accounting, and other expenses relating to its Offering which were charged against net assets.

For the period of Inception (March 1, 2006) to September 30, 2006

Investment Income

The Company has recently commenced investment operations and as of September 30, 2006 has two portfolio investments. For the period of Inception (March 1, 2006) to September 30, 2006 its investment income was $12,017, which consisted of interest income from notes in the amount of $3,017 and a structuring fee of $9,000 which was paid to the Company upon the purchase of the $150,000 note from MROIS on August 28, 2006.

Operating Expenses

Operating expenses for the period of Inception (March 1, 2006) to September 30, 2006 were $158,956 and were incurred primarily in connection with the formation of the Company. These expenses consisted of organization expenses of $40,000, salaries and payroll taxes of $46,063, professional fees of $55,361, director’s fees of $8,125, rent of $200, and general and administrative expenses of $9,207.

Net Decrease in Net Assets from Operations

The net decrease in net assets from operations was $146,939. For the period since inception the Company incurred $289,342 in legal, accounting, and other expenses relating to its Offering which were charged against net assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company commenced operations on March 31, 2006 and has two investments. Investment income for the period from Inception (March 1, 2006) to September 30, 2006 was $12,017 which consisted of interest income accrued but not paid from notes in the amount of $3,017 and a structuring fee of $9,000 which was paid to the Company upon the purchase of the $150,000 note from MROIS on August 28, 2006.

The Company’s primary focus during this period was in the preparation of its Offering documentation with the Securities and Exchange Commission. On August 4, 2006, the Company filed a notification on Form 1-E of its intent to commence a best efforts offering of its common stock for sale to the public of up to $5,000,000 of common stock, $0.001 par value, at $5.00 per share under Regulation E of the Securities Act of 1933 (the “Offering”). On August 17, 2006, the Offering became effective upon the expiration of the statutorily mandated waiting period of 10 business days. During this period, the Company’s cash flow decreased by the amount of the offering costs paid and incurred in the preparation of these filings.

The Company currently has minimal revenue from operations and in all likelihood will be required to make future expenditures in connection with its marketing efforts along with general administrative expenses. A 45.1% stockholder, which is an entity control by the Company’s President/Chief Executive Officer and Chief Operating Officer/Executive Vice President has committed to fund any shortfalls in the Company’s cash flow on a day to day basis during the period that the Company is in the development stage and is in the process of undertaking an Offering to raise additional capital through the exempt sale of its equity securities. Management believes that the commitment to fund any shortfalls in the Company’s cash flow for the period detailed above provide the opportunity for the Company to continue as a going concern.

On August 25, 2006, the Company sold 35,000 shares of its common stock at $5.00 per share to six investors as part of and in accordance with the terms of its Offering. Additionally, on September 14, 2006, the Company sold 1,500 shares of its common stock at $5.00 per share as part of and in accordance with the terms of its Offering to the Company’s Executive Vice President, Chief Operating Officer and Director. The Company received the full benefit of these sales as no commission was paid to any broker-dealer or finder as is allowed under the terms of the Offering.

If additional financing or arrangements cannot be obtained, the Company would be materially and adversely affected and there would be substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and realization of assets and classifications of liabilities necessary if the Company becomes unable to continue as a going concern.

RECENT DEVELOPMENTS

On October 3, 2006, the Company purchased a Convertible Promissory Note (the “Note”) in the amount of $75,000 from MROIS. Upon purchase of this Note the Company realized a structuring fee of 6% of the gross proceeds of the Note. The Note carries interest at a rate of 5% per annum, payable quarterly. On August 28, 2006, the Company purchased a $150,000 note from MROIS bringing the aggregate amount of notes purchased by the Company from MROIS to $225,000. The Company intends to continue to purchase additional notes in accordance with the Company’s plan to invest up to $1,500,000 in Convertible Promissory Notes of MROIS.

On October 23, 2006, the Company sold 9,000 shares of its common stock at $5.00 per share to two investors, as part of and in accordance with the terms of its Offering. The Company received the full benefit of this sale as no commission was paid to any broker-dealer or finder as is allowed under the terms of the Offering.

On November 3, 2006, the Company sold 200,000 shares of its common stock at $5.00 per share to two investors, as part of and in accordance with the terms of its Offering. The Company received the full benefit of this sale as no commission was paid to any broker-dealer or finder as is allowed under the terms of the Offering.

On November 10, 2006, the Company sold 20 shares of its common stock at $5.00 per share to a relative of the Company’s President/Chief Executive Officer, as part of and in accordance with the terms of its Offering. The Company received the full benefit of this sale as no commission was paid to any broker-dealer or finder as is allowed under the terms of the Offering.

On November 10, 2006, the Company’s Board of Director’s voted to approve the modification of the Company’s current per share offering price from $5.00 per share to $4.54 per share. The Company intends to offer its existing shareholders the right to rescind their purchase of shares of common stock of the Company acquired as part of the Company’s Offering or the right to receive additional shares of the Company’s common stock based on the new offering price. If existing shareholders elect to received additional shares, the Company will issue a total of 101,321 additional shares under the Company’s Regulation E Offering. The Company is required to and will seek SEC approval for these actions. If such approval is received, the Company will proceed with offering its current shareholders the right to rescind their purchase of shares of common stock of the Company acquired as part of the Company's Offering or the right to receive additional shares of the Company's common stock based on the new offering price.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company intends to invest in small companies, and its investments in these companies are considered speculative in nature. The Company’s investments will often include securities that are subject to legal or contractual restrictions on resale that adversely affect the liquidity and marketability of such securities. As a result, the Company is subject to risk of loss which may prevent its shareholders from achieving price appreciation, dividend distributions and return of capital. The key risks the Company faces are market risk and equity risk.

The Company considers the principal type of market risk to be fluctuations in interest rates. The Company considers the management of risk essential to conducting its businesses. Accordingly, the Company’s risk management systems and procedures are designed to identify and analyze risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

Equity price risk arises from exposure to securities that represent an ownership interest in the Company’s portfolio companies. The value of the Company’s equity securities and other investments are based on quoted market prices or the Board of Directors’ good faith determination of their fair value (which is based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of its portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

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

(b)
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their total assets primarily in securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. The Company’s management team’s lack of experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve its investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against the Company. If the Company does not remain a BDC, it might be regulated as a closed-end investment company under the 1940 Act, which would further decrease its operating flexibility.

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

Securitization of Loans. In addition to issuing securities to raise capital, the Company may securitize its loans to generate cash for funding new investments. To securitize loans, the Company will typically create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This would generally include the sale of interests in the subsidiary on a non-recourse basis to purchasers who are willing to accept a lower interest rate to invest in investment grade loan pools. The Company will also retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize its loan portfolio could limit its ability to grow its business, fully execute its business strategy and adversely affect its earnings, if any. Moreover, the securitization of the Company’s loan portfolio might increase its exposure to risk for losses, as the residual loans in which it does not sell interests will tend to be those that are riskier and more apt to generate losses.

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

•
The annual distribution requirement for a RIC will be satisfied if the Company distributes to its stockholders on an annual basis at least 90% of its net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because the Company may use debt financing, the Company is subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict the Company from making distributions necessary to satisfy the distribution requirement. If the Company is unable to obtain cash from other sources, it could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

Under the 1940 Act, the Company is required to carry its portfolio investments at market value or, if there is no readily available market value, at fair value as determined by its board of directors. The Company is not permitted to maintain a general reserve for anticipated losses. Instead, the Company is required by the 1940 Act to specifically value each individual investment and record an unrealized loss for any asset it believes has decreased in value. Typically there will not be a public market for the securities of the privately-held companies in which the Company will generally invest. As a result, the Company will value its investments in privately-held companies on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines established by its board of directors. The types of factors that may be considered in determining the fair value of its investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, its determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The Company’s net asset value could be adversely affected if its determinations regarding the fair value of its investments were materially higher than the values that it ultimately realize upon the disposal of such securities.

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

The Company will invest primarily in senior secured loans and subordinated debt issued by small companies. The Company’s portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which it invests. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which the Company is entitled to receive payments with respect to the debt instruments in which it invests. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to the Company’s investment in that portfolio company would typically be entitled to receive payment in full before it receives any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to the Company. In the case of debt ranking equally with debt instruments in which the Company invests, it would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

The Company may not control any of its portfolio companies, even though it may have board representation or board observation rights and its debt agreements may contain certain restrictive covenants. As a result, the Company is subject to the risk that a portfolio company in which it invests may make business decisions with which it disagrees and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve its interests as debt investors.

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

The Company’s largest stockholder is controlled by its management.

As of September 30, 2006, Conihasset Partners LLC (“Conihasset Partners”), an entity controlled by Messrs. Bailey and Cahill, owned 45.1% of the Company’s common stock. Messrs. Bailey and Cahill are also part of the management and are thus responsible for the investment and operational decisions of the Company. As a result, such individuals will be able to exert influence over the Company’s management and policies. Such persons, either through Conihasset Partners or in their own name, may acquire beneficial ownership of additional shares of the Company’s equity securities in the future. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of the Company, could deprive its stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of its common stock.

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

The Company’s certificate of incorporation and bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for the Company. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of its common stock the opportunity to realize a premium over the market price for its common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from inception (March 1, 2006) to September 30, 2006, the Company issued 30,020 shares of common stock (45.1% of its outstanding shares of common stock) at $5 per share to Conihasset Partners, LLC, an entity controlled by the Company’s President and Chief Executive Officer and Chief Operating Officer and Executive Vice President. Additionally, as of September 30, 2006, the Company sold 36,500 shares to seven investors as part of and in accordance with the terms of its Offering. Mr. Andrew Cahill, Chief Operating Officer of the Company, and Mr. Keith Lowey, Chief Financial Officer of the Company, purchased 1,500 and 5,000 of these shares, respectively.

On October 3, 2006, the Company used proceeds from the $75,000 payment by CMI to acquire a $75,000 convertible subordinated note from MROIS.

On October 23, 2006, the Company sold 9,000 shares of its common stock at $5 per share to two investors, as part of and in accordance with terms of the Offering. The Company received the full benefit of this sale as no commission was paid to any broker-dealer or finder as is allowed under the terms of the Offering.

On November 3, 2006, the Company sold 200,000 shares of its common stock at $5 per share to two investors, as part of and in accordance with the terms of its Offering. The Company received the full benefit of this sale as no commission was paid to any broker-dealer or finder as is allowed under the terms of the Offering.

On November 10, 2006, the Company sold 20 shares of its common stock at $5.00 per share to a relative of the Company’s President/Chief Executive Officer, as part of and in accordance with the terms of its Offering. The Company received the full benefit of this sale as no commission was paid to any broker-dealer or finder as is allowed under the terms of the Offering.

Item 3. Defaults upon Senior Securities.

           Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 8, 2006, the Board unanimously approved and on July 26, 2006, Conihasset Partners, LLC, the Company’s sole shareholder at the time, approved the stock option plan for the Company. No other matters were submitted to a vote of security holders during the quarter ended September 30, 2006.

Item 5. Other Information.

           Not applicable

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Conihasset Capital Partners, Inc.

Date: November 14, 2006	/s/ Richard D. Bailey

Richard D. Bailey

President and Chief Executive Officer.

Conihasset Capital Partners, Inc.

Date: November 14, 2006	/s/ Keith D. Lowey

Keith D. Lowey

Assistant Secretary and Chief Financial Officer.