Form 10-K
period 2006-12-31
Conihasset Capital Partners, Inc.
filed 2007-04-02
CIK 1363533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-51459

CONIHASSET CAPITAL
PARTNERS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	20-4414490
(STATE OR JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

Two International Place, 16th Floor, Boston, MA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	02110 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(617) 235-7215

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☐     NO  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐     NO  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑     NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐     NO  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2006 was: Not applicable because trading of the registrant’s common stock has not yet commenced.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

ii

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Part II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
Part III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX

iii

PART I

ITEM 1.	Business

General

We are an internally managed, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, or the 1940 Act. We were incorporated on March 1, 2006 under the laws of the State of Delaware.

Our investment objective is to generate both current income and capital appreciation through investment in senior debt, subordinated debt and equity securities of small-sized companies (we use the term “small companies” to refer to companies with annual revenues of less than $100 million) that are based primarily in the United States.

Although we anticipate that most of the investments in our portfolio are likely to be in long-term subordinated loans with related warrants, options or other securities with equity characteristics, referred to as mezzanine investments, and senior secured loans to U.S. small companies, we may invest throughout the capital structure of these companies, including common and preferred equity, options and warrants, high-yield bonds and other debt and equity securities, as well as foreign securities. Many of our investments will be based on privately negotiated terms and conditions. We expect that our investments will generally range between $500 thousand and $3.0 million each, although this investment size may vary. While our primary focus will be to generate current income through debt investments in U.S. small companies, we intend to invest up to 30% of our portfolio in other types of investments for the purpose of diversifying our overall portfolio, improving our liquidity or enhancing returns to stockholders.

We have recently commenced operations. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective.

We are internally managed by our executive officers under the supervision of our board of directors. As a result, we do not pay investment advisory fees, but instead we incur the operating costs associated with employing investment and portfolio management professionals.

As a BDC, we will be required to comply with certain regulatory requirements. For example, to the extent provided by the 1940 Act, we are limited in our ability to invest in a private company in which certain of our affiliates already has an investment. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects, most notably that we maintain a 200% asset coverage position. We have not decided whether, and to what extent, we will finance investments using debt.

Our principal executive offices are located at Two International Place, 16th Floor , Boston, MA 02110 and our telephone number is (617) 235-7215. We maintain a website on the Internet at www.conihasset.com.

Market Opportunity

We believe that the market for lending to small companies is increasingly underserved by traditional financing sources. We believe that the number of companies that we will target for investment opportunities, coupled with the financial demands of these companies for flexible sources of capital, creates an attractive investment environment for us.

Over the last five years there has been a proliferation of new private equity and mezzanine lending partnerships dedicated to investing in and lending to “middle market” companies. We view middle market companies as companies with revenues between $50 million and $1 billion annually. Many of these new partnerships have had to raise investment capital in excess of $200 million in order to participate fully in this marketplace. As a result, the minimum investment many of these partnerships are willing to consider is $10 million or more.

In addition, many of the more established private equity and mezzanine lending partnerships that historically concentrated on lending to and investing in companies requiring less than $10 million have successfully grown to the point where they too find it more desirable to invest a minimum of $10 million or more.

Also, over the last ten years or so, traditional lending sources (banks and finance companies) specializing in small business lending have steadily gravitated away from term or cash flow loans and focused their concentration on making “asset based loans” (loans based upon a percentage of hard assets like accounts receivable, inventory, machinery and equipment and real estate). Term or cash flow loans have traditionally been made to companies with stable earnings and sufficient cash flow to support a higher interest rate loan that is subordinated or “junior” to the asset based loan.

We believe that the result of the foregoing is that small manufacturing, distribution and service companies, among others, have found it increasingly difficult to secure growth, expansion or special situation capital in sums of $7.5 million and less and therefore, we believe that the marketplace has created a substantial opportunity to seek to generate superior, risk adjusted returns by lending to and investing in small, profitable and growing companies who require $5 million or less in capital.

Investments

We intend to create a varied portfolio that will include mezzanine and senior secured loans, among other investments, by investing approximately $500 thousand to $3.0 million of capital, on average, in the securities of U.S. small companies. Structurally, the loan portion of a mezzanine investment usually ranks subordinate in priority of payment to senior debt, such as senior bank debt, and is often unsecured. However, mezzanine loans rank senior to common and preferred equity in a borrower’s capital structure. Typically, mezzanine investments have elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of warrants. Due to a higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. The warrants associated with mezzanine investments are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine investments also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

While our primary focus will be to generate current income through debt investments in U.S. small companies, we intend to also invest in other types of investments for the purpose of diversifying our overall portfolio, improving our liquidity or enhancing returns to stockholders. We intend to use this portion of our portfolio to implement investment strategies that may include investing in asset-backed securities, securities backed by pools of non-investment grade senior secured loans, investment grade bonds, or other collateral (otherwise known as collateralized debt obligations or “CDOs”). We may also invest, consistent with the requirements of the 1940 Act for business development companies, in other types of securities including high-yield bonds, distressed debt, real estate related assets, private equity or securities of public companies that are not thinly traded.

Additionally, we may acquire investments in the secondary market and, in analyzing such investments, we will employ the same analytical process as we use for our primary investments.

Our principal focus will be to make mezzanine investments in and provide senior secured loans to U.S. small companies in a variety of industries. We will generally seek to target companies that generate positive cash flows. We will generally seek to invest in companies from the broad variety of industries in which our investment professionals have direct expertise. We may invest in other industries if we are presented with attractive opportunities.

In an effort to increase returns and the number of loans made, we may in the future seek to securitize a portion of our loans. To securitize loans, we could contribute a pool of loans to a wholly-owned subsidiary and sell investment-grade fixed income securities issued by such subsidiary to investors willing to accept a lower interest rate to invest in investment-grade loan pools. Our retained interest in the subsidiary would consequently be subject to first loss on the loans in the pool. We may use the proceeds of such sales to pay down bank debt, to fund additional investments or for other corporate purposes.

Changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. If new legislation is enacted, new rules are adopted, or existing rules are materially amended, we may change our investment strategy. Such changes could result in material differences to the strategies and plans set forth in this annual report on Form 10-K (“Annual Report”) and may result in a change in our investment focus. Such changes also may require that we dispose of investments made to shift the balance of our portfolio in response to the regulatory change. We may need to dispose of such investments quickly, which would make it difficult to dispose of such investments on favorable terms. Because these types of investments will generally be illiquid, we may have difficulty in finding a buyer for these investments and, if we do, we may have to sell them at a substantial loss.

Investment Selection

We intend to utilize a value-oriented versus growth oriented philosophy and will commit resources to managing downside exposure.

We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions; however, we caution you that each prospective portfolio company in which we choose to invest will not meet all of these criteria. Generally, we will seek to utilize our access to information generated by our investment committee to identify investment candidates and to structure investments quickly and effectively.

Fundamental analysis with a value orientation. Our investment philosophy will place a premium on fundamental credit analysis and will have a distinct value orientation. From a debt perspective, we will focus on companies that we believe have sufficient cash flow to service principal and interest on a timely basis. When looking at equity investments, we will seek to invest at relatively low multiples of operating cash flow.

Experienced management. We will generally require that our portfolio companies have an experienced management team. We will also generally require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

Products and services with a competitive market position. We will seek to invest in target companies that have developed defendable market positions within their respective markets and are well positioned to capitalize on growth opportunities. We will seek to invest in companies that demonstrate competitive advantages versus their competitors, which should help to protect their market position and profitability.

Cash flow. We will seek to invest in companies that we believe will provide a predictable cash flow. We expect that cash flow will be a key means by which we exit from our investments over time, although from time to time underlying asset valuations will be considered in our investment criteria. In addition, we will also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction.

Exit strategy. We expect to hold most of our investments to maturity or repayment, but will sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company.

Liquidation value of assets. The prospective liquidation value of the assets, if any, will be an important factor in our credit analysis. We will emphasize both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases.

Our Investment Committee

Investment decisions for the Company will be made by the Company’s investment committee subject to the oversight of the board of directors (the “Board”), a majority of whom will be independent from the Company. Our investment committee’s approach embraces a proven, rigorous investment process with well-defined investment parameters and structured risk control techniques that are applied consistently to all investments. The Company believes that this philosophy has demonstrated its value over the years amid varying market cycles.

Due diligence

We will conduct diligence on prospective portfolio companies consistent with the approaches adopted by our investment committee. In conducting our due diligence, we will use publicly available information as well as information from our relationships with former and current management teams, consultants, competitors and investment bankers and the direct experience of our investment committee.

Our due diligence will typically include:

•	review of historical and prospective financial information;
•	on-site visits;
•	interviews with management, employees, customers and vendors of the potential portfolio company;
•	review of senior loan documents;
•	review of accounting practices;
•	background checks; and
•	research relating to the company's management, industry, markets, products and services, and competitors.

Upon the completion of due diligence, we will determine whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by our counsel and accountants prior to the closing of the investment, as well as other outside advisors, as we deem appropriate.

Investment Structure

Once we have determined that a prospective portfolio company is suitable for investment, we will work with the management of that company and its other capital providers, including senior, junior and equity capital providers, to structure an investment.

We anticipate structuring our mezzanine investments primarily as unsecured, subordinated loans that provide for relatively high, fixed interest rates that will provide us with significant current interest income. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities. Also, in some cases our mezzanine loans will be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine loans will have maturities of one to five years.

We may also invest in portfolio companies in the form of senior secured loans. We expect these senior secured loans generally will have terms of one to five years. We generally will obtain security interests in the assets of our portfolio companies that will serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company.

In the case of our mezzanine and senior secured loan investments, we will tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. For example, when structuring a debt investment, we will seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk;

•	incorporating “put” rights and call protection into the investment structure; and

•
negotiating covenants and other contractual provisions in connection with our investments. Such provisions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or participation rights.

Our investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants we receive with our debt securities generally will require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we will also obtain registration rights in connection with these equity interests. We will seek to achieve additional investment return from the appreciation and sale of these warrants.

We expect to hold most of our investments to maturity or repayment, but will sell our investments earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company.

Other Investments

In addition to making the types of investments described above, we may, to the extent permitted by the 1940 Act, make additional investments in other types of securities, including the following:

Asset-Backed Securities. Asset-backed securities are debt securities for which the underlying collateral consists of assets such as credit card receivables and residential and commercial mortgages. The debt securities are typically issued, with different levels of seniority, by a special purpose vehicle organized solely to hold the underlying collateral. We expect to invest primarily in the more junior securities of the special purpose vehicle, which will have higher yields than the more senior classes, and can often be bought in the secondary market at significant discounts to par. These securities will be subordinate to the more senior classes in terms of payment of principal and interest, and will typically be less liquid and rated below investment grade.

Collateralized Debt Obligations. Collateralized debt obligations are special purpose vehicles that are organized solely to hold pools of collateral such as senior secured loans, investment grade corporate bonds, asset-backed securities and other interest-bearing instruments. The special purpose vehicle usually issues several classes of debt securities, with different levels of seniority, and a class of equity securities. When we invest in a CDO, we expect to invest primarily in the less senior, and thus higher-yielding, debt securities of the CDO. We may also invest in equity securities of CDOs. As in the case of asset-backed securities, the less senior securities will be lower rated and less liquid than the more senior securities.

High Yield Bonds. High yield bonds (commonly referred to as “junk bonds”) are income securities that are rated below investment grade, such as those rated Ba1 or lower by Moody's Investors Service, Inc. or BB+ or lower by Standard & Poor's Ratings Group, a division of The McGraw Hill Companies or securities comparably rated by other rating agencies, or unrated securities determined by us to be of comparable quality. Our investments in high yield securities may have fixed or variable principal payments and all types of interest rate and dividend payment and reset terms, including fixed rate, adjustable rate, zero coupon, contingent, deferred, payment in kind and auction rate features as well as a broad range of maturities.

The prices of debt securities generally are inversely related to interest rate changes; however, the price volatility caused by fluctuating interest rates of securities also is inversely related to the coupon of such securities. Accordingly, below investment grade securities may be relatively less sensitive to interest rate changes than higher quality securities of comparable maturity, because of their higher coupon. This higher coupon is what the investor receives in return for bearing greater credit risk. The higher credit risk associated with below investment grade securities potentially can have a greater effect on the value of such securities than may be the case with higher quality issues of comparable maturity, and will be a substantial factor in our relative share price volatility.

Distressed Debt. We may invest in debt securities and other obligations of distressed companies. Investment in distressed debt is speculative and involves significant risk, including possible loss of the principal invested. Distressed debt obligations may be performing or non-performing and generally trade at prices substantially lower than lower grade securities of companies in similar industries.

Equity Securities. We may also invest in equity securities, including common and preferred stocks of issuers selected through our investment process.

•
Common Stock. Common stock generally represents an equity ownership interest in an issuer. Although common stocks have historically generated higher average total returns than fixed-income securities over the long term, common stocks also have experienced significantly more volatility in those returns and may under perform relative to fixed-income securities during certain periods. An adverse event, such as an unfavorable earnings report, may depress the value. Also, prices of common stocks are sensitive to general movements in the stock market and a drop in the stock market may depress the price of common stocks to which we have exposure. Common stock prices fluctuate for several reasons including changes in investors' perceptions of the financial condition of an issuer or the general condition of the relevant stock market, or when political or economic events affecting the issuers occur. In addition, common stock prices may be particularly sensitive to rising interest rates, as the cost of capital rises and borrowing costs increase.

•
Preferred Stock. Traditional preferred stock generally pays fixed or adjustable rate dividends to investors and generally has a “preference” over common stock in the payment of dividends and the liquidation of a company's assets. This means that a company must pay dividends on preferred stock before paying any dividends on its common stock. In order to be payable, distributions on such preferred stock must be declared by the issuer's board of directors. Income payments on typical preferred stock currently outstanding are cumulative, causing dividends and distributions to accumulate even if not declared by the board of directors or otherwise made payable. In such a case, all accumulated dividends must be paid before any dividend on the common stock can be paid. However, some traditional preferred stock is non-cumulative, in which case dividends do not accumulate and need not ever be paid. A portion of the portfolio may include investments in non-cumulative preferred stock, whereby the issuer does not have an obligation to make up any arrearages to its stockholders. Should an issuer of a non-cumulative preferred stock held by us determine not to pay dividends on such stock, the amount of dividends we pay may be adversely affected. There is no assurance that dividends or distributions on the traditional preferred stock in which we may invest will be declared or otherwise made payable.

Foreign Securities. We may invest in foreign securities, which may include securities denominated in U.S. dollars or in foreign currencies or multinational currency units. Foreign debt securities markets generally are not as developed or efficient as those in the United States. Similarly, volume and liquidity in most foreign securities markets are less than in the United States and, at times, volatility of price can be greater than in the United States.

We will also be subject to additional risks if we invest in foreign debt securities, including possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions which might adversely affect or restrict the payment of principal and interest on the foreign securities to investors located outside the country of the issuer, whether from currency blockage or otherwise.

Because foreign securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected favorably or unfavorably by changes in currency rates, exchange control regulations and currency devaluation.

Short-Term Debt Securities; Temporary Defensive Position. During periods in which we determine that we are temporarily unable to follow our investment strategy or that it is impractical to do so or pending re-investment of proceeds received in connection with the sale of a portfolio security or the issuance of additional securities or borrowing money by us, all or any portion of our assets may be invested in cash or cash equivalents. Our determination that we are temporarily unable to follow our investment strategy or that it is impractical to do so will generally occur only in situations in which a market disruption event has occurred and where trading in the securities selected through application of our investment strategy is extremely limited or absent. In such a case, our shares may be adversely affected and we may not pursue or achieve our investment objective.

Portfolio Companies

At December 31, 2006, the Company had one portfolio investment, MRO Integrated Solutions, LLC (“MROIS”).

MRO Integrated Solutions, LLC

MROIS, a Shrewsbury, Massachusetts limited liability corporation, purchases spare, consumable maintenance and repair parts and resells them to various distributors who in turn sell them to hospitals, pharmaceutical companies, HMO’s, etc. MROIS currently has several national accounts including a three year non-exclusive reseller agreement with VWR International (“VWR”). VWR employs 6,000 people and is a leader in the global research laboratory industry with worldwide sales of $3.0 billion, of which approximately two thirds are from North America and the remainder from Europe. VWR offers a diversified spectrum of products and services of more than 750,000 parts from more than 5,000 manufacturers, to over 250,000 customers throughout North America and Europe. VWR's primary customers work in the pharmaceutical, life science, chemical, technology, food processing and consumer product industries. Other important customers include universities and research institutes, governmental agencies, environmental testing organizations, and primary and secondary schools.

As of December 31, 2006, the Company had purchased a convertible subordinated promissory note in the amount of $1,000,000 as part of the Company’s commitment to purchase up to $1,500,000 of convertible subordinated notes from MROIS. The note pays an interest rate of 5% per annum and is due November 15, 2011. Upon the purchase of the note, the Company was paid a structuring fee of 6% of the gross amount of the note. This structuring fee is to be amortized over the life of the note. As of December 31, 2006, the carrying value of the note is $942,000. The Company has collateralized substantially all of the assets of MROIS in order to securitize the note. The note is convertible in whole into membership units representing 33.33% of the total outstanding membership units of MROIS. In addition, the aggregate of the $1,500,000 of notes are convertible into up to 50% of the membership units. The Company, at its option, can convert the note(s) at anytime on or before the maturity date(s).

Representatives of the Company are entitled to and currently hold 50% of the Board seats of MROIS.

Portfolio Management

We generally employ several methods of evaluating and monitoring the performance of our portfolio companies, which, depending on the particular investment, may include but are not limited to the following:

•	assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;

•	periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	comparisons to other companies in the industry;

•	attendance at and participation in board meetings; and

•	review of monthly and quarterly financial statements and financial projections.

We also utilize a standard investment rating system for our entire portfolio of debt investments:

•	Investment Rating 1 is used for investments that exceed expectations and/or a capital gain is expected;

•	Investment Rating 2 is used for investments that are generally performing in accordance with expectations;

•	Investment Rating 3 is used for performing investments that require closer monitoring;

•	Investment Rating 4 is used for investments performing below expectations where a higher risk of loss exists; and

•	Investment Rating 5 is used for investments performing significantly below expectations where we expect a loss.

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2006:

December 31, 2006
Investment Rating	Debt Investments at Fair Value	Percentage of Total Portfolio
1	$-	-%
2	942,000	100
3	-	-
4	-	-
5	-	-

Totals	$942,000	100.0%

Regulations

Regulation as a BDC

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC without the approval of a “majority of our outstanding voting securities,” within the meaning of the 1940 Act. For information regarding the determination of the Company’s board of directors to withdraw the Company’s election to be regulated as a BDC, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.”

Qualifying Assets

As a BDC, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

•	Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

•	Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a BDC) and that:

•	does not have a class of securities with respect to which a broker may extend margin credit at the time the acquisition is made;

•	is controlled by the BDC and has an affiliate of a BDC on its board of directors;

•	does not have any class of securities listed on a national securities exchange; or

•	meets such other criteria as may be established by the SEC.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

In October 2006, the SEC re-proposed rules providing for an additional definition of eligible portfolio company. As re-proposed, the rule would expand the definition of eligible portfolio company to include certain public companies that list their securities on a national securities exchange. The SEC is seeking comment regarding the application of this proposed rule to companies with: (1) a public float of less than $75 million; (2) a market capitalization of less than $150 million; or (3) a market capitalization of less than $250 million. There is no assurance that such proposal will be adopted or what the final proposal will entail.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in eligible portfolio companies, or in other securities that are consistent with its purpose as a BDC.

Managerial Assistance to Portfolio Companies

In general, in order to count portfolio securities as qualifying assets for the purpose of the 70% qualifying assets test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if requested to, provides significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Proxy Voting Policies and Procedures

We vote proxies relating to our portfolio securities in the best interest of our stockholders. We review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although we generally vote against proposals that may have a negative impact on our portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by our investment professionals. To ensure that our vote is not the product of a conflict of interest, we require that: (i) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Stockholders may obtain information regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Conihasset Capital Partners, Inc., Two International Place, 16th Floor, Boston, MA 02110.

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board who are not interested persons and, in some cases, prior approval by the SEC.

We will periodically be examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a chief compliance officer to be responsible for administering the policies and procedures.

Determination of Net Asset Value

We will determine the net asset value per share of our common stock on a quarterly basis. The net asset value per share is equal to the value of our total assets minus liabilities and any preferred stock outstanding divided by the total number of shares of common stock outstanding.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as is determined in good faith by the Board. Since there will typically be no readily available market value for substantially all of our portfolio investments, we will value them at fair value as determined in good faith by our Board pursuant to a valuation policy and a consistently applied valuation process. Because of the inherent uncertainty in determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

Our methodology includes the examination of, among other things, the underlying investment performance, financial condition and market-changing events that impact valuation. Because of the type of investments that we make and the nature of our business, this valuation process requires an analysis of various factors.

In our valuation process, we use the AICPA's definition of “current sale,” which means an “orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.”

Our process for determining the fair value for a private finance investment is applied consistently across our portfolio. The process is as follows. First, we determine the portfolio company's enterprise value as if we were to sell it in a “current sale.” We then evaluate the amount of our debt and the position of our debt in the portfolio company's capital structure. If the enterprise value of the portfolio company is in excess of the amount of our last dollar of investment capital given our priority in the capital structure, the fair value of our investment will be considered to be our cost or perhaps, given the structure of our particular security, greater than cost if we are to share in equity appreciation. If the enterprise value of the portfolio company is less than our last dollar of investment capital in the capital structure, then our investment has declined in value and we need to reduce the fair value of our investment and incur a charge to our earnings by recognizing unrealized depreciation.

Determining the enterprise value of a portfolio company, as if that portfolio company were to be sold in a “current sale,” is a very complex process, where we must analyze the historical and projected financial results of the portfolio company and analyze the public trading market and the market for mergers and acquisitions (“M&A”) of private companies to determine appropriate purchase price multiples. In addition, a reasonable discount to the value of our securities must also be reflected when we may have restrictions such as vesting periods for warrants or other factors. We also take into account the collectibility of non-cash interest to determine if we will continue to accrue such interest.

The valuation of illiquid private securities is inherently subjective, and as a result, we must exercise good judgment in our valuation process. Care should be exercised to assure that we have considered the position of the portfolio company today and the position of our security today given the data we have available. Care must also be taken so that the process is not too mechanical; however, there are some specific considerations that should be addressed in our valuation process as follows. The ultimate goal is a reasonable estimate of fair value determined in good faith.

There is no one methodology to determine enterprise value. Typically in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flow, revenues and in limited instances book value. In determining a multiple to use for valuation purposes, we look to statistics regarding mergers and acquisitions of private companies, public trading multiples or industry practices. In determining the right multiple, one needs to consider not only the fact that our company may be private relative to a peer group, but one must consider the size and scope of our company and its specific strengths and weaknesses. In some cases, when a company is at EBITDA breakeven or slightly below but has excellent future prospects, the best valuation methodology may be a discounted cash flow analysis based upon future projections. If a company is distressed, a liquidation analysis may provide the best indication of enterprise value.

When determining the value of common equity securities or warrants to purchase such securities, we need to consider what type of discount to apply to the value of the security if we are in a minority position, have restrictions on resale, have specific concerns about the receptivity of the M&A market to a specific company at a certain time or other factors. Generally, we find that we apply larger discounts when we are new to an investment, and therefore, a sponsor-controlled exit strategy has not yet been developed. As an investment in the portfolio matures, we generally need to consider whether or not we should begin to reduce discounts, especially if we are generally aware that the sponsor or controlling stockholder group has begun to develop an exit strategy.

When we are the controlling stockholder, the discount imposed should generally be less than in the case of a minority position. We may still contemplate the need to discount for the current state of the M&A market or restrictions we may have imposed on us due to our relationship with management or other capital providers.

Our Board will undertake a multi-step valuation process each quarter in connection with determining the fair value of our investments:

•	Our quarterly valuation process will begin with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

•	Preliminary valuation conclusions will then be documented and discussed with our investment committee;

•
The valuation committee of our Board will review the preliminary valuations and our investment professionals will respond to and supplement the preliminary valuations to reflect any comments provided by the valuation committee; and

•	Our Board will determine the fair value of each investment in our portfolio in good faith after considering the input of the valuation committee and our investment professionals.

Although we do not currently intend to do so, in the future we may hire an independent valuation firm to assist the Board in its quarterly valuation process.

Determination of the fair value involves subjective judgments and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

Determinations in Connection with Offerings

In connection with any offerings of shares of our common stock, our Board or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below the then current nest asset value of our common stock at the time at which the sale is made. Our Board considers the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report we file with the SEC;

•
our management’s assessment of whether any material change in the net asset value of our common stock has occurred (including the realization of gains on sale of our portfolio securities) from the period beginning on the date of the most recently disclosed net asset value of our common stock to the period ending two days prior to the date of the sale of our common stock; and

•
the magnitude of the difference between (i) the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value of our common stock since the date of the most recently disclosed net asset value of our common stock, and (ii) the offering price of the shares of our common stock in the proposed offering.

Importantly, this determination does not require that we calculate the net asset value of our common stock in connection with each offering of our shares of common stock, but instead involves the determination of our Board or a committee thereof that we are not selling shares of our common stock at a price below the then current nest asset value of our common stock at the time at which the sale is made.

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price below the then current net asset value of our common stock at the time at which the sale is made or (ii) trigger the undertaking (which we are required to provide in certain registration statements we may file from time to time with the SEC) to suspend the offering of shares of our common stock pursuant to any such registration statement if the net asset value of our common stock fluctuates by certain amounts in certain circumstances until the prospectus included in such registration statement is amended, our Board will elect, in the case of clause (i) above, either to postpone the offering until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine the net asset value of our common stock within two days prior to any such sale to ensure that such sale will not be below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine the net asset value of our common stock to ensure that such undertaking has not been triggered.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records we are required to maintain under the 1940 Act.

Certain U.S. Federal Income Tax Considerations

For U.S. federal income tax purposes, we are currently taxed as an ordinary corporation under Subchapter C of the Internal Revenue Code (the “Code”). However, we intend to elect, as soon as practicable after qualification, to be treated for federal income tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code. As a RIC, we generally would not have to pay corporate-level federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends if we meet certain source-of-income, asset diversification, and income distribution requirements. As of the date of this Annual Report, we cannot determine when we will be able to qualify as a RIC.

Our Taxation as a Corporation under Subchapter C of the Code and not as a Regulated Investment Company

Until such time as we seek to be treated and qualify as a RIC under Subchapter M of the Code, and for any other period in which we fail to qualify as a RIC, we will be taxed as a corporation under Subchapter C of the Code and will therefore be subject to corporate-level federal income tax on all of our income at regular corporate rates. We will not be able to deduct distributions to stockholders, nor will they be required to be made. Distributions made prior to such election, to the extent of our current and accumulated earnings and profits, are taxable to our stockholders and, provided certain holding period and other requirements were met (if made in a taxable year beginning on or before December 31, 2008), could qualify for treatment as “qualified dividend income” eligible for the 15% maximum rate applicable to U.S. stockholders taxed as individuals. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

Election to be Taxed as a Regulated Investment Company

We intend to elect to be treated as a RIC under Subchapter M of the Code as soon as we are able to qualify for such election. However, such an election and qualification requires that we comply with certain requirements contained in Subchapter M of the Code that may affect our ability to pursue additional business opportunities or strategies that, if we were to determine we should pursue, could diminish the desirability of or impede our ability to qualify as a RIC. For example, a RIC must meet certain requirements, including source-of income and asset diversification requirements. The income-source requirement mandates that we receive 90% or more of our income from qualified earnings, typically referred to as “good income.” As of the date of this Annual Report, we cannot determine when we will be able to qualify as a RIC.

As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or realized capital gains that we distribute to our stockholders as dividends. We may be required, however, to pay federal income taxes on gains built into our assets as of the effective date of our RIC election. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below), and we must distribute all of our earnings and profits for periods prior to our qualification as a RIC. In addition, in order to obtain the federal income tax benefits allowable to RICs, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Conversion to Regulated Investment Company Status

We intend to seek to be treated as a RIC under Subchapter M of the Code as soon as possible. Prior to the effective date of our RIC election, we will be taxable as a regular corporation under Subchapter C of the Code. It is possible that, on the effective date of that election, we may hold assets (including intangible assets not reflected on the balance sheet, such as goodwill) with “built-in gain,” which are assets whose fair market value as of the effective date of the election exceeds their tax basis. In general, a corporation that converts to taxation as a RIC must pay corporate level tax on any of the net built-in gains it recognizes during the 10-year period beginning on the effective date of its election to be treated as a RIC. Alternatively, the corporation may elect to recognize all of its built-in gain at the time of its conversion and pay tax on the built-in gain at that time. We may or may not make this election. If we do make the election, we will mark our portfolio to market at the time of our RIC election, pay tax on any resulting taxable income, and distribute resulting earnings at that time or before the end of the first tax year in which we qualify as a RIC. If we do not make the election, we will pay such corporate level tax at the time the built-in gains are recognized (which generally will be the years in which the built-in gain assets are sold in a taxable transaction). The amount of this tax will vary depending on the assets that are actually sold by us in this 10-year period, the actual amount of net built-in gain or loss present in those assets as of the effective date of our election to be treated as a RIC and effective tax rates. Recognized built-in gains that are ordinary in character and the excess of short-term capital gains over long-term capital losses will be included in our investment company taxable income, and generally we must distribute annually at least 90% of any such amounts (net of corporate taxes we pay on those gains) in order to be eligible for RIC tax treatment. Any such amount distributed likely will be taxable to stockholders as ordinary income. Built-in gains (net of taxes) that are recognized within the 10-year period and that are long-term capital gains likely will also be distributed (or deemed distributed) annually to our stockholders. Any such amount distributed (or deemed distributed) likely will be taxable to stockholders as capital gains.

One requirement to qualify as a RIC is that, by the end of our first taxable year as a RIC, we must eliminate the earnings and profits accumulated while we were taxable as a C corporation. We would accomplish this by paying to our stockholders a cash dividend representing all of our accumulated earnings and profits for the period from our inception (March 1, 2006) through the end of the prior tax year. The actual amount of that dividend will be based on a number of factors, including our results of operations through the end of the prior tax year. The dividend, if any, of our accumulated earnings and profits will be taxable to stockholders as ordinary income. The dividend will be in addition to the dividends we intend to pay (or be deemed to have distributed) during the tax year equal to our net income for that period.

Taxation as a Regulated Investment Company

For any taxable year in which we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement;

then we will not be subject to federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	at all times during each taxable year, have in effect an election to be treated as a BDC under the 1940 Act;

•
derive in each taxable year at least 90% of our gross income from (1) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (2) net income derived from an interest in a “qualified publicly traded partnership;” and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•
no more than 25% of the value of our assets is invested in the (1) securities, other than U.S. government securities or securities of other RICs, of one issuer, (2) securities of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (3) securities of one or more “qualified publicly traded partnerships.”

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term will depend on how long we held a particular warrant. Upon the exercise of a warrant acquired by us, our tax basis in the stock purchased under the warrant will equal the sum of the amount paid for the warrant plus the strike price paid on the exercise of the warrant.

Competition

Our primary competitors to provide financing to small companies will include other business development companies, public and private funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Several other business development companies have recently raised, or are trying to raise, significant amounts of capital and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We expect to use the industry knowledge of our investment professionals to assess investment risks and determine appropriate pricing for our investments in portfolio companies.

Competitive Advantage

We believe that our strength in identifying attractive small companies and helping them to achieve their strategic and operating goals combined with our income investing platform should give us competitive advantages over other capital providers to small companies, including:

•
Experience Investing in and Lending to Small Companies. We believe that we are well positioned to tap the demand from small companies for financing through the investment experience of our professionals in analyzing and managing investments in small companies.

•
Deal Sourcing Capability. We intend to capitalize on the deal sourcing opportunities that are generated by our investment professionals. We believe their network of contacts with financial intermediaries, private equity investors and management teams will enhance our deal sourcing capabilities.

•
Expertise in Investing in Different Asset Classes. We believe our investment professionals’ understanding of and experience investing in numerous other asset classes will provide yield enhancing opportunities throughout the capital structure, as well as diversification and risk management across the portfolio. Specifically, we expect to benefit from their experience with high yield bonds, distressed debt, private equity, real estate related assets and securities of public companies.

•
Longer Investment Horizon with Publicly Traded Model. Unlike typical private equity and venture capital funds, we will not be subject to standard periodic capital return requirements. Such requirements often stipulate that these funds, together with any capital gains on such invested funds, can only be invested once and must be returned to investors after a pre-agreed time period. These provisions sometimes force private equity and venture capital funds to seek returns on their investments through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, potentially resulting in both a lower overall return to investors and an adverse impact on their portfolio companies. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of typical private investment vehicles will provide us with the opportunity to generate returns on invested capital and enable us to be a more attractive financing source for our portfolio companies than such vehicles.

Employees

As of December 31, 2006, we had 2 employees, including an investment and portfolio management professional and an operations professional.

ITEM 1A.	Risk Factors

Risk Factors

Investing in our common stock involves a number of significant risks. We cannot assure you that we will achieve our investment objective. You should consider carefully the risks described below and all other information contained in Annual Report, including our financial statements and the related notes.

We commenced investment operations in 2006 and, as a result, have a limited operating history.

 We commenced investment operations in 2006. As a result, we have limited financial information on which you can evaluate an investment in us or our prior performance. We are subject to all of the business risks and uncertainties associated with any new business, including the risks that we will not achieve our investment objective and that the value of your investment could decline substantially.

We are dependent upon our key investment personnel for our future success.

We depend on the diligence, skill and network of business contacts of the investment professionals we employ for the sourcing, evaluation, negotiation, structuring and monitoring of our investments. Our future success will depend, to a significant extent, on the continued service and coordination of our senior management team, particularly, Richard D. Bailey, our President and Chief Executive Officer, and Andrew J. Cahill, our Executive Vice President. The departure of Mr. Bailey, Mr. Cahill or any future member of our senior management team could have a material adverse effect on our ability to achieve our investment objective.

Our management team has limited experience managing a BDC.

The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of “eligible portfolio companies” (as defined under the 1940 Act), cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Our management team’s limited experience in managing a portfolio of assets under such constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us. If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would further decrease our operating flexibility.

We operate in a highly competitive market for investment opportunities.

We compete for investments with other business development companies and other investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will continue to be able to identify and make investments that are consistent with our investment objective.

Regulations governing our operation as a BDC will affect our ability to, and the way in which we raise additional capital.

 Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior Securities and Other Indebtedness

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. As a result of the issuance of senior securities, including preferred stock and debt securities, we may be exposed to typical risks associated with leverage, including an increased risk of loss and an increase in expenses, which are ultimately borne by our common stockholders. Because we may incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. When we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility.

Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio was not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

Common Stock

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in the best interests of the Company and its stockholders, and our stockholders approve such sale. In certain limited circumstances, pursuant to an SEC staff interpretation, we may also issue shares at a price below net asset value in connection with a transferable rights offering so long as: (1) the offer does not discriminate among shareholders; (2) we use our best efforts to ensure an adequate trading market exists for the rights; and (3) the ratio of the offering does not exceed one new share for each three rights held. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

 To obtain and maintain RIC tax treatment under the Code, we must meet certain income source, asset diversification and annual distribution requirements. In order to qualify as a RIC, we must derive each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. Because we may use debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the annual distribution requirement. If we are unable to obtain cash from other sources, we may fail to qualify for special tax treatment as a RIC and, thus, may be subject to corporate-level income tax on all our income. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty satisfying the annual distribution requirement in order to qualify and maintain RIC status if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we will include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual payment-in-kind interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual payment-in-kind arrangements will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax on all our income, without regard to any amounts actually distributed to shareholders.

Because we intend to distribute substantially all of our income to our stockholders in connection with our election to be treated as a RIC, we will continue to need additional capital to finance our growth. If additional funds are unavailable or not available on favorable terms, our ability to grow will be impaired.

In order to satisfy the requirements applicable to a RIC and to avoid payment of excise taxes, we intend to distribute to our stockholders substantially all of our net ordinary income and net capital gain income except for certain net long-term capital gains recognized after the effective date of our RIC election, which we intend to retain, pay applicable income taxes with respect thereto, and elect to treat as deemed distributions to our stockholders. As a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt and require us to raise additional equity at a time when it may be disadvantageous to do so. While we expect to be able to borrow and to issue additional debt and equity securities, we cannot assure you that debt and equity financing will be available to us on favorable terms, or at all. In addition, as a BDC, we generally are not permitted to issue equity securities priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new investment activities, and our net asset value could decline.

We may borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in us. We may borrow from and issue senior debt securities to banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would if had not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would if we had not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net investment income.

Because we may borrow to fund our investments, a portion of our income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. A portion of our investments will likely have fixed interest rates, while a portion of our borrowings will likely have floating interest rates. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to rely on outside parties with respect to the use of such financial instruments or develop such expertise internally.

A significant portion of our investment portfolio is and will continue to be recorded at fair value as determined in good faith by our Board and, as a result, there is and will continue to be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our Board. We are not permitted to maintain a general reserve for anticipated losses. Instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized loss for any asset we believe has decreased in value. Typically there is not a public market for the securities of the privately-held companies in which we have invested and will generally continue to invest. As a result, we value our investments in privately-held companies on a quarterly basis based on a determination of their fair value made in good faith and in accordance with the written guidelines established by our Board. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our financial condition and results of operations will depend on our ability to manage growth effectively.

Our ability to achieve our investment objective will depend on our ability to grow, which will depend, in turn, on our management team’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of our management team’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to financing on acceptable terms. In addition to monitoring the performance of our existing investments, members of our management team may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow the rate of investment. In order to grow, we will need to hire, train, supervise and manage new employees. However, we cannot assure you that any such employees will contribute to the success of our business. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our two largest stockholders have significant influence over our management and affairs.

Our two largest shareholders, Hummingbird MicroCap Value fund and Hummingbird Value Fund (the “Hummingbird Funds”), collectively own approximately 55% of our common stock. The Hummingbird Funds are managed by Hummingbird Capital Management. Additionally, Paul D. Sonkin the Managing Member of Hummingbird Capital Management and the Hummingbird Funds is a member of our Board and a member of the Investment Committee of the Board. As a result, Mr. Sonkin may be able to exert influence over our management and policies. The Hummingbird Funds may acquire additional shares of our equity securities in the future. This concentration of ownership may also have the effect, of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Our ability to enter into transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any security (other than securities of which we are the issuer) from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security (other than securities of which we are the issuer) from or to such person, or entering into joint transactions with such person, absent the prior approval of the SEC.

In that regard, each of the Hummingbird Funds holds nearly 27.5% of our outstanding voting securities. On January 29, 2007, the Company was informed that the 1940 Act generally prohibits investment funds, including private funds like Hummingbird, from acquiring more than 3% of the total outstanding voting securities of a BDC like the Company. The Hummingbird acquisitions were made in good faith and without knowledge of Hummingbird or the Company that they implicated the restriction enumerated above. However, since each Hummingbird purchaser is an investment fund, the purchases constituted a technical violation of the 1940 Act.

Changes in laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to local, state and federal laws and regulations. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse affect on our business.

Our Board may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board has the authority to modify or waive our current operating policies and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

Investing in small companies involves a number of significant risks. Among other things, these companies:

•
may have limited financial resources and may be unable to meet their obligations under their debt instruments that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees that we may have obtained in connection with our investment;

•
may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and we may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•
generally have less publicly available information about their businesses, operations and financial condition. We are required to rely on the ability of our management team and investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.

Our portfolio is currently comprised of one portfolio company and may continue to be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of such companies defaults on its obligations under any of its debt instruments or by a downturn in the particular industry.

Our portfolio is currently comprised of one portfolio company and may continue to be concentrated in a limited number of portfolio companies and industries. At December 31, 2006, we had one investment which represents 100% of our investments. During the year ended December 31, 2006, investment income from this investment was $10,462 which accounted for 69.4% of our investment income. Beyond the asset diversification requirements associated with our qualification as a RIC, we do not have fixed guidelines for diversification, and while we are not targeting any specific industries, our investments are, and could continue to be, concentrated in relatively few industries. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in senior secured loans and subordinated debt issued by small companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance.

We may not control all of our portfolio companies.

We may not control all of our portfolio companies, even though we may have board representation or board observation rights and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt investments that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elects to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could adversely impact the Company’s operating results.

We may not realize gains from our equity investments.

Certain investments that we have made in the past and may make in the future include warrants or other equity securities. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests.

There is a risk that you may not receive dividends or that our dividends may not grow over time.

We intend, as soon as practicable, to make distributions on a quarterly basis to our stockholders. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

Investing in our shares may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of our common stock, brokers may be unwilling to trade them. This means that you may have difficulty reselling the shares of our common stock.

Our shares of common stock fall within the definition of a “penny stock” and are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended (“1934 Act”) and the rules promulgated thereunder, which impose additional sales practice requirements on brokers/dealers who sell our shares of common stock. For sales of our shares of common stock, the broker/dealer must make a special suitability determination and receive from a potential purchaser a written agreement prior to making a sale. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling the shares of our common stock.

Terrorist attacks, acts of war or national disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or national disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition.

Certain provisions of our restated certificate of incorporation and restated bylaws as well as the Delaware General Corporation Law could deter takeover attempts and have an adverse impact on the price of our common stock.

Our restated certificate of incorporation and our restated bylaws as well as the Delaware General Corporation Law contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the purchase price for our common stock.

Item 1B.	Unresolved Staff Comments

 Not applicable.

Item 2.	Properties

 We do not own any real estate or other physical properties materially important to our operation. Currently, we lease office space in Boston, Massachusetts for our corporate headquarters.

Item 3.	Legal Proceedings

 Although we may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise, we are currently not a party to any pending material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

 No matters were submitted to a vote of stockholders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Price Range of Common Stock

 Our common stock currently does not trade on any market. On November 16, 2006, an application on Form 211 was submitted to the NASD by Access Securities (“Access”) of Stamford, CT for the purpose of allowing Access to quote our common stock on the OTC Bulletin Board. On January 9, 2007, Access received a comment letter from the NASD stating that the application was deficient. On January 30, 2007, Access provided to the NASD all of the information requested in the January 9, 2007 letter. On February 9, 2007, the NASD requested additional information from Access regarding our application. This additional information was submitted by Access to the NASD on March 13, 2007.

 As of March 15, 2007, we had 19 stockholders of record.

Sales of Unregistered Securities

Under an exemption from registration afforded a BDC under Regulation E the Company filed Form 1-E on August 4, 2006 and commenced on August 17, 2006 an offering of its securities as a means to secure investment capital. As of March 15, 2007 the Company has sold 338,540 shares under this offering at $5.00 per share and terminated the offering on that date.

Dividends

We have not paid any dividends to date. However, we intend to distribute quarterly dividends when practicable to our stockholders. Our quarterly dividends, if any, will be determined by our Board. We intend to elect to be taxed as a RIC under Subchapter M of the Code, once we have qualified as a RIC. As long as we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

As a BDC that intends, once qualified, to elect to be treated as a RIC, we will be required to (1) distribute at least 90% of our investment company taxable income in order to deduct any amounts (including net capital gains) distributed (or deemed distributed) to shareholders and (2) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We will incur corporate-level tax on any taxable income or gains earned or realized in a taxable year and not distributed with respect to such year.

Securities Authorized For Issuance Under Equity Compensation Plans

As of December 31, 2006, no shares of our common stock were authorized for issuance under our stock option plan.

Item 6.	Selected Financial Data

The selected financial data below reflects the operations of the Company. See “Business.” You should read this selected financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto. The selected financial data at and for the fiscal year ended December 31, 2006 have been derived from our audited financial statements. We were formed on March 1, 2006 (inception), and made our first investment on August 28, 2006. Prior to August 17, 2006 we were engaged primarily in organizational and development activities.

For the Period March 1, 2006 (inception) through December 31, 2006
Total operating income	$15,077
Total operating expenses	$(427,440)
Net investment loss	$(412,363)
Total assets	$1,382,635
Total net assets	$1,059,034
Decrease in net assets resulting from operations	$(412,363)
Decrease in net assets resulting from operations (per share)	$(4.76)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report.

 This Annual Report contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

 We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

General

We are an internally managed, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act.

Portfolio Composition

We recently commenced operations. Our primary business is lending to and investing in small companies through investments in senior secured loans, subordinated debt investments and equity-based investments, including warrants. As of December 31, 2006, our portfolio had a fair value of $942,000.

Total portfolio investment activity as of the fiscal year ended December 31, 2006, was as follows:

December 31, 2006
Beginning portfolio at fair value	$-
Originations/draws/purchases	940,000
Originations/warrants received on equity	-
Early pay-offs/sales of investments	-
Change in payment-in-kind interest	-
Change in fair value of investments	2,000
Ending portfolio at fair value	$942,000

The level of investment activity for investments funded and principal repayments for our investments can vary substantially from period to period depending on the number and size of investments that we make and many other factors, including the amount of debt and equity capital available to small companies, the level of merger and acquisition activity for such companies, the general economic environment, and the competitive environment for the types of prospective portfolio companies we seek to make investments in.

For the year ended December 31, 2006, the weighted average yield on our outstanding debt investments was approximately 6.2%. Yields are computed using actual interest income earned for the respective year, including amortization of loan fees and original issue discount, divided by the weighted average fair value of debt investments.

As of December 31, 2006, 100% of our portfolio investments was carried at fair value. We generally structure our subordinated debt investments at fixed rates, although we expect many of our senior secured loans will be at variable rates. We may, in the future, hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, it may also limit our ability to participate in the benefits of lower rates with respect to the hedged portfolio. At December 31, 2006, we did not hold any derivative financial instruments for hedging purposes.

The composition of our investment portfolio by industry sector, excluding unearned income, as of December 31, 2006, at cost and fair value was as follows:

	December 31, 2006
	Cost	%(1)	Fair Value	%(1)
Manufacturing	$-	-%	$-	-%
Distribution	942,000	100	942,000	100
Service	-	-	-	-

Total	$942,000	100%	$942,000	100%

(1)	Represents percentage of total portfolio.

At December 31, 2006, we had one portfolio investment, MRO Integrated Solutions, LLC, which represented 100% of our investment activity. The Company holds a convertible subordinated promissory note from MROIS as an investment, bearing interest at 5% per annum and is due November 15, 2011. The Company intends to collateralize substantially all of the assets of MROIS in order to securitize this note. The note is convertible in whole into membership units representing 33.33% of the total outstanding membership units of MROIS. The Company, at its option, can convert the note at anytime on or before the maturity date.

Investment income, consisting of interest, fees, and recognition of gains on equity interests, can fluctuate dramatically upon repayment of an investment or sale of an equity interest. Revenue recognition in any given period can be highly concentrated among several customers. During the year ended December 31, 2006, investment income from this investment was $10,462 which, together with one previous investment and the earnings from a cash account, accounted for 100% of total investment income, or $15,077.

Portfolio Asset Quality

We utilize a standard investment rating system for our entire portfolio of debt investments:

•	Investment Rating 1 is used for investments that exceed expectations and/or a capital gain is expected;
•	Investment Rating 2 is used for investments that are generally performing in accordance with expectations;
•	Investment Rating 3 is used for performing investments that require closer monitoring;
•	Investment Rating 4 is used for investments performing below expectations where a higher risk of loss exists;
•	Investment Rating 5 is used for investments performing significantly below expectations where we expect a loss.

The following table shows the distribution of our debt investments on the 1 to 5 investment rating scale at fair value as of December 31, 2006:

December 31, 2006
Investment Rating	Debt Investments at Fair Value	Percentage of Total Portfolio
1	$-	-%
2	942,000	100
3	-	-
4	-	-
5	-	-

Totals	$942,000	100%

Loans and Debt Securities on Non-Accrual Status

At December 31, 2006, we had no loans and debt securities on non-accrual status. At December 31, 2006, all cash interest and principal due from our sole investment had been paid on a timely basis.

Results of Operations

The principal measure of our financial performance is the net income (loss) which is the sum of three elements. The first element is our net investment income (loss), which is the difference between our income from interest and fees and our operating expenses. The second element is realized gain (loss) on investments, which is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. The third element, net unrealized appreciation (depreciation) on investments, is the net change in the fair value of our investment portfolio.

For the year ended December 31, 2006

Total Investment Income

We were formed on March 1, 2006. We commenced limited operations on March 31, 2006 and did not commence significant investment operations until August 17, 2006. As of December 31, 2006, we have one investment.

Total investment income included interest income on our investments and fee income. Our fee income primarily included transaction structuring fees. Total investment income for the year ended December 31, 2006 was $15,077. This consisted of interest income from a cash account in the amount of $2,054 and $13,023 from controlled investments.

Expenses

Expenses included organizational expenses, officers’ salaries and related payroll taxes, rent, professional fees, director fees and general and administrative expenses.

We were formed on March 1, 2006 and did not commence meaningful operations until August 17, 2006. Prior to our commencement of operations we did not incur nor did we accrue expenses for officer salaries and directors fees. We did incur significant organizational and development expenses during the period from our formation to the commencement of operations.

Expenses for the year ended December 31, 2006 were $427,440 and included:

Organizational expenses. We incurred approximately $40,211 in organizational expenses for the period ending December 31, 2006. Almost all of this expense was legal expense.

Officers salaries and related payroll taxes. Commencing on August 17, 2006, at the direction of our Board we began to accrue salaries for our officers consisting of our President/Chief Executive Officer and our Chief Operating Officer/Executive Vice President. The total amount accrued during this period was $151,979. As of December 31, 2006, $33,970 had been paid. All payroll taxes for salaries paid have been paid as scheduled.

Rent. From our inception (March 1, 2006) through December 31, 2006, we rented approximately 150 square feet of office space on an informal, month to month basis from the law firm of Kleiman Lyons Schindler and Gross at 21 Custom House Street, 9th floor, Boston, MA. During this time, we paid Kleiman Lyons a total of $500. Kleiman Lyons’ managing partner, Mr. Thomas C. Bailey, is an investor in Conihasset Partners, LLC, a shareholder in the Company, and is the brother of our President and Chief Executive Officer.

Professional Fees. We incurred $157,960 in professional fees for the period beginning on our inception (March 1, 2006) to December 31, 2006. Of this amount, $42,210 was incurred as legal expense, $59,500 was incurred with our independent registered public accounting firm, and $56,250 was incurred for services provided by the Chief Financial Officer and his accounting firm.

Directors Fees. We began to accrue fees payable to our Board on August 17, 2006. As of December 31, 2006, we had accrued $38,992 of which $8,750 had been paid.

General and Administrative Expense. From our inception (March 1, 2006) through December 31, 2006, we incurred approximately $37,798 in General and Administrative Expenses. These items included a variety of expenses, including travel, overnight mail costs, insurance (at a cost of $27,416, which exceeds 5% of total expenses) and bank fees.

Realized Gains (Losses) on Sale of Investments and Net Unrealized Gains (Losses) on Investments

Net realized gain (loss) on sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated cost. We did not realize any gains or losses on the sale of our portfolio investments during the year ended December 31, 2006.

Net unrealized a gain (loss) on investments is the net change in the fair value of our investment portfolio. We did not record any appreciation or depreciation in the fair value of any of our investments during the year ended December 31, 2006.

Net Loss from Operations

Net loss was $412,363 for the year ended December 31, 2006.

Comparison with previous year

We were formed on March 1, 2006 and commenced limited operations on March 31, 2006 and meaningful operations on August 17, 2006. Therefore we have no previous operations with which to compare our results for the year ended December 31, 2006.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Equivalents

 At December 31, 2006, we had $413,230, in cash and cash equivalents. We commenced limited operations on March 31, 2006 and meaningful operations on August 17, 2006. During this time we received $1,812,700 from the sale of our common stock. Net cash used by operating activities for the period ending December 31, 2006 was $1,109,741, which primarily related to our purchase of a convertible subordinated promissory note issued by MROIS.

Cash used from financing activities totaled $1,522,971 for the year ended December 31, 2006. Such amount represents the net proceeds from our exempt sale of shares of our common stock pursuant to Regulation E.

Liquidity and Capital Resources

Our primary source of capital has been and will continue to be from the sale of our equity securities which provided us with gross proceeds of $1,812,700 during the period beginning with our commencement of operations (March 31, 2006) through December 31, 2006. On August 17, 2006, we commenced an offering of our common shares under an exemption from registration afforded BDCs under Regulation E of the Securities Act of 1933, as amended (“1933 Act”). We offered our securities for sale to the public at $5.00 per share. As of December 31, 2006, we had sold 332,520 shares of our common stock for total proceeds of $1,662,600. In addition, we sold 30,020 shares of our common stock at $5.00 per share to Conihasset Partners, LLC, an investment vehicle controlled by our President and Chief Executive Officer and our Executive Vice President for total proceeds of $150,100. We have not engaged the services of an underwriter or placement agent and have received 100% of the proceeds from these sales.

We expect our cash on hand, the additional sale of our equity securities, borrowings under future debt agreements and cash generated from operations, including income earned from investments in our portfolio companies and, to a lesser extent, the temporary investments of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, will be adequate to meet our cash needs at our current level of operations. Should we require additional resources to fund our operations, it is expected that payments for certain discretionary expenses such as officers’ salaries and director fees will be deferred in order to enable us to meet our obligations through 2007. Our primary use of funds will be investments in portfolio companies. In order to fund new originations, we intend to use cash on hand and equity financings.

 In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2006, we had not borrowed any funds. To fund growth in our investment portfolio in the future, we anticipate needing to raise additional capital from various sources, including the equity markets and the securitization or other debt-related markets.

Borrowings

We have no borrowings outstanding as of December 31, 2006.

Off-Balance Sheet Arrangements

 We are not party to any off-balance sheet arrangements.

Contractual Obligations

 As of December 31, 2006, we have no material contractual obligations that will affect our liquidity and capital resources.

 Recent Developments

The Company filed an election to become a BDC on June 23, 2006. The Company elected BDC status intending to make non-control investments in the debt and equity securities of privately and publicly held small companies that are based primarily in the United States.

Under an exemption from registration afforded a BDC under Regulation E, the Company filed a Form 1-E and commenced on August 17, 2006 an offering of its securities as a means to secure investment capital (the “1-E Offering”). As part of the 1-E Offering, The Hummingbird Value Fund, L.P. and The Hummingbird MicroCap Value Fund, L.P. (collectively “Hummingbird”) each purchased 100,000 shares of the Company’s common stock at $5 per share on November 3, 2006, each of which represents an approximate 27.5% interest in the Company.

On January 29, 2007, the Company was informed that the 1940 Act generally prohibits investment funds, including private funds like Hummingbird, from acquiring more than 3% of the total outstanding voting securities of a BDC like the Company. The Hummingbird acquisitions were made in good faith and without knowledge of Hummingbird or the Company that they implicated the restriction enumerated above. However, since each Hummingbird purchaser is an investment fund, the purchases constituted a technical violation of the 1940 Act.

Both Hummingbird and the Company examined a variety of alternatives to restructure the Hummingbird investment with the express intent of eliminating the technical violation of the 1940 Act and continuing to implement the Company’s investment strategy. After considerable discussion and careful consideration, management concluded that the only method to accomplish these goals is to withdraw its election as a BDC.

The Company intends to operate as a holding company rather than an investment company and in this regard, management intends to continue to source and pursue attractively priced investment opportunities in all types of securities of privately and publicly held companies that are based primarily in the United States.

After considering the alternatives, management’s conclusions, and the Company’s on-going business plans, the Board determined on March 15, 2007 that the withdrawal of the election of the Company as a BDC is in the best interests of the shareholders. This election to withdraw is subject to shareholder approval at the annual meeting of shareholders on April 19, 2007. If the Company receives shareholder approval of the proposal to authorize the Company to withdraw the Company’s election to be regulated as a BDC, the Company will file a Form N-54C to effect the withdrawal as soon as practicable thereafter.

Please see the definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the 1934 Act within 120 days from the fiscal year end (the “2007 Proxy Statement”) for further discussion of the Company’s withdrawal of its election to be treated as a BDC.

On March 1, 2007, the Company sold 6,000 shares of its common stock at $5 per share to an investor, as part of and in accordance with the terms of its offering.

On March 15, 2007, the Company awarded stock options at a price of $2.67 per share to the officers of the Company. The Company’s President/Chief Executive Officer was awarded options to purchase 50,000 shares of our common stock, the Executive Vice President was awarded options to purchase 40,000 shares of our common stock, and the Chief Financial Officer was awarded options to purchase 40,000 shares of our common stock.

On March 15, 2007, the Board approved an amendment to the Company’s Certificate of Incorporation to authorize an additional 40,000,000 shares of Common Stock and an additional 4,000,000 shares of the company’s preferred stock. Pursuant to this amendment the Company will have authorized a total of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. This amendment is subject to shareholder approval at the annual meeting of shareholders on April 19, 2007.

On March 15, 2007, the Company terminated its 1-E Offering of up to $5,000,000 of its common stock, par value $0.001 per share, for sale to the public.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. On an ongoing basis, our management evaluates its estimates and assumptions, which are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in our estimates and assumptions could materially impact our results of operations and financial condition.

Valuation of Portfolio Investments

 The most significant estimate inherent in the preparation of our financial statements is the valuation of investments and the related amounts of unrealized appreciation and depreciation of investments recorded.

Our process for determining the fair value of our investments begins with determining the enterprise value of the portfolio company. There is no one methodology to determine enterprise value and, in fact, for any one portfolio company, enterprise value is best expressed as a range of fair values, from which we derive a single estimate of enterprise value.

In determining a multiple to use for valuation purposes, we look to private merger and acquisition statistics, discounted public trading multiples or industry practices. In estimating a reasonable multiple, we consider not only the fact that our portfolio company may be a private company relative to a peer group of public comparables, but we also consider the size and scope of our portfolio company and its specific strengths and weaknesses.

In some cases, the best valuation methodology may be a discounted cash flow analysis based on future projections. If a portfolio company is distressed, a liquidation analysis may provide the best indication of enterprise value.

If there is adequate enterprise value to support the repayment of our debt, the fair value of our loan or debt security normally corresponds to cost plus amortized original issue discount unless the borrower’s condition or other factors lead to a determination of fair value at a different amount. The fair value of equity interests in portfolio companies is determined based on various factors, including the enterprise value remaining for equity holders after the repayment of the portfolio company’s debt and other preference capital, and other pertinent factors such as recent offers to purchase a portfolio company, recent transactions involving the purchase or sale of the portfolio company’s equity securities, or other liquidation events. The determined fair values of equity securities are generally discounted to account for restrictions on resale and minority ownership positions.

The fair value of our investments at December 31, 2006 was determined by our Board.

Fee Income Recognition

We may receive a variety of fees in the ordinary course of our business, including arrangement fees and loan fees. We account for our fee income in accordance with Emerging Issues Task Force Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses certain aspects of a company’s accounting for arrangements containing multiple revenue-generating activities. In some arrangements, the different revenue-generating activities (“deliverables” are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the deliverables (i.e., there are separate units of accounting). EITF 00-21 states that the total consideration received for the arrangement be allocated to each unit based upon each unit’s relative fair value. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. In determining fair value of various fee income we receive, we will first rely on data compiled through our investment and syndication activities and secondly on independent third party data. The timing of revenue recognition for a given unit of accounting will depend on the nature of the deliverable(s) in that accounting unit (and the corresponding revenue recognition model) and whether the general conditions for revenue recognition have been met. Fee income for which fair value cannot be reasonably ascertained will be recognized using the interest method in accordance with Statement of Financial Accounting Standards No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” (“SFAS No. 91”). In addition, the Company capitalizes and offsets direct loan origination costs against the fees received and only defers and amortizes the net fee.

Payment-in-Kind or PIK Interest

We will include in income certain amounts that we have not yet received in cash, such as contractual payment-in-kind or PIK interest or dividends, which represents either contractually deferred interest added to the loan balance that is generally due at the end of the loan term or contractually deferred dividends added to our equity investment in the portfolio company. We will cease accruing PIK interest if we do not expect the portfolio company to be able to pay all principal and interest due, and we will cease accruing PIK dividends if we do not expect the portfolio company to be able to make PIK dividend payments in the future. In certain cases, a portfolio company may make principal payments on its loan prior to making payments to reduce the PIK loan balances and, therefore, the PIK portion of a portfolio company’s loan can increase while the total outstanding amount of the loan to that portfolio company may stay the same or decrease.

We received no payment-in-kind or PIK interest in the year ended December 31, 2006.

Interest Income Recognition

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. When a loan or debt security becomes 90 days or more past due, or if we otherwise do not expect the debtor to be able to service its debt or other obligations, we will generally place the loan or debt security on non-accrual status and cease recognizing interest income on that loan or debt security until the borrower has demonstrated the ability and intent to pay contractual amounts due. At December 31, 2006, none of our investments in debt securities were greater than 90 days past due.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Our business activities contain elements of market risk. We consider interest rates to be our principal market risk. We consider the management of risk essential to conducting our businesses. Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs. Our investment income is affected by changes in various interest rates, including LIBOR and prime rates. Substantially all of our investment portfolio as of December 31, 2006, bears interest at fixed rates.

Because we may borrow money to make investments, our net investment income may become dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our total investment income.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Currently, we do not engage in hedging activities. We monitor this strategy on an ongoing basis and may engage in certain hedging activities in the future as we deem appropriate.

Item 8.	Financial Statements and Supplementary Data

Conihasset Capital Partners, Inc.
(A Delaware Corporation)

Index of Financial Statements

Report of Independent Registered Public Accounting Firm
Statement of Assets and Liabilities
• As of December 31, 2006
Statement of Operations
• For the period from inception
(March 1, 2006) to December 31, 2006
Schedule of Investments
• December 31, 2006
Statement of Changes in Net Assets
• For the period from inception
(March 1, 2006) to December 31, 2006
Statement of Cash Flows
• For the period from inception
(March 1, 2006) to December 31, 2006
Notes to Financial Statements

See accompanying notes to financial statements.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Conihasset Capital Partners, Inc.

We have audited the accompanying statement of assets and liabilities of Conihasset Capital Partners, Inc. (the “Company”), including the schedule of investments, as of December 31, 2006, and the related statements of operations, changes in net assets, cash flows, and the financial highlights for the period from inception (March 1, 2006) to December 31, 2006. These financial statements and the financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations, changes in its net assets, its cash flows, and its financial highlights for the period from inception (March 1, 2006) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ FRIEDMAN LLP

East Hanover, NJ
April 2, 2007

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Statement of Assets and Liabilities
December 31, 2006

Assets
Investments - controlled	$942,000
Cash and cash equivalents	413,230
Interest receivable	565
Interest receivable from controlled investments	6,326
Deposit	4,550
Prepaid expense	15,964

Total Assets	$1,382,635

Liabilities and net assets
Accrued offering costs	$51,574
Accounts payable and accrued expenses	154,017
Accrued officer payroll and related payroll taxes	118,010

Total Liabilities	323,601

Net assets
Preferred stock, par value $0.001:
1,000,000 shares authorized;
no shares issued and outstanding	-
Common stock, par value $0.001 per share:
10,000,000 shares authorized, 362,540 shares
issued and outstanding	363
Additional paid-in capital	1,471,034
Accumulated deficit	(412,363)

Total Net Assets	1,059,034

Total Liabilities and Net Assets	$1,382,635

Net asset value per share	$2.92

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Statement of Operations

For the period from inception (March 1, 2006) to December 31, 2006
Investment income
Interest from controlled investments	$13,023
Interest from cash & cash equivalents	2,054
Total Operating Income	15,077

Costs and expenses
Organization expenses	40,211
Officer salaries and related payroll taxes	151,979
Rent	500
Professional fees	157,960
Director fees	38,992
Insurance	27,416
General and administrative	10,382
Total Operating Expenses	427,440

Net Investment Loss	(412,363)
Realized and unrealized gain (loss) on investments	-
Decrease in net assets from operations	$(412,363)

Decrease in net assets from operations attributable to common stockholders, per share	$(4.76)
Weighted average shares of common stock outstanding, basic and diluted	86,642

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Schedule of Investments

As of December 31, 2006

Company	Industry	Investments	Cost	Fair Value

Controlled Investment
MRO Integrated Solutions, LLC	Investment	Convertible subordinated promissory note,5%, due 11/15/11	$942,000	$942,000
			$942,000	$942,000

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Statement of Changes in Net Assets

For the period from inception (March 1, 2006) to December 31, 2006
OPERATIONS
Decrease in net assets from operations	$(412,363)

STOCKHOLDERS’ ACTIVITY:
Issuance of common stock for cash	1,812,700
Offering costs incurred	(341,303)
Increase in net assets from stockholders’ activity	1,471,397

NET INCREASE IN NET ASSETS	1,059,034

NET ASSETS:
Beginning of period	-
End of period	$1,059,034

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Statement of Cash Flows
For the period from inception (March 1, 2006) to December 31, 2006
Cash flow from operating activities:
Decrease in net assets resulting from operations	$(412,363)
Adjustments to reconcile decrease in net assets resulting from operations to net cash used by operating activities -
Amortization of structuring fee	(2,000)
Purchase of controlled investment	(940,000)
(Increase) in interest receivable	(565)
(Increase) in interest receivable from controlled investment	(6,326)
(Increase) in deposit	(4,550)
(Increase) in prepaid expense	(15,964)
Increase in accounts payable and accrued expenses	154,017
Increase in accrued payroll and payroll taxes	118,010

Net cash used by operating activities	(1,109,741)

Cash flow from financing activities:
Proceeds from the issuance of common stock	1,812,700
Offering costs	(289,729)

Net cash provided by financing activities	1,522,971

Net increase in cash and cash equivalents	413,230
Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of period	$413,230

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-
Cash paid for income taxes	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the period from inception (March 1, 2006) through December 31, 2006, the Company accrued offering costs totaling $51,574.

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Notes to Financial Statements

1. ORGANIZATION AND BUSINESS

Conihasset Capital Partners, Inc., (“CCP” or the “Company”), was organized as a Delaware corporation on March 1, 2006. CCP is a newly organized closed-end management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). BDCs were created by Congress under the Small Business Investment Act of 1980. The intent behind the legislation was to make the U.S. capital markets more easily accessible to small businesses. In addition, the legislation was enacted to provide institutional and retail investors with an easily accessible avenue to small business loans and investments which at the time was regarded as a very difficult asset class to access by such investors. BDCs differ from more widely known private equity partnerships in that they offer liquid investments (i.e., their securities can be bought and sold by retail investors in the public securities markets) that are required to publicly disclose on a quarterly basis the value of each of their loans and investments.

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

Structuring Fees

The Company generally charges a non-refundable structuring fee when originating an investment. The fee can range anywhere from 4%-6% of the loan amount. The fee is offset against the cost of the investment and amortized over the life of the loan. The amortization of the fee is recognized as interest income.

CONIHASSET CAPITAL PARTNERS, INC.

Notes to Financial Statements
(continued)

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount for which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2006, the carrying values of cash and cash equivalents and accounts payable and accrued expenses approximated their respective fair values because of the short duration of these instruments.

Valuation of Investments

Unrestricted securities that are publicly traded are valued at the closing price on the valuation date. Debt and equity securities of companies that are not publicly traded, or for which the Company has various degrees of trading restrictions are carried at fair value, as determined in good faith by the Company’s Board of Directors. In determining fair value, the Company prepares an analysis consisting of traditional valuation methodologies to estimate the enterprise value of the portfolio company issuing the securities. The methodologies consist of valuation estimates based on: valuations of comparable public companies, recent sales of comparable companies, discounting the forecasted cash flows of the portfolio company, the liquidation or collateral value of the portfolio company’s assets, third party valuations of the portfolio company, third party sale offers, potential strategic buyer analysis and the value of recent investments in the equity securities of the portfolio company. The Company will weight some or all of the above valuation methods in order to conclude on its estimate of value. Where embedded derivatives exist relating to convertible debt, equity or other securities, a fair value model will be utilized which will include multiple probability-weighted scenarios under various assumptions reflecting the economics of the convertible debt, such as the risk-free interest rate, expected issuer stock price and volatility, likelihood of conversion and or redemption, and likelihood of default and timely registration. In valuing convertible debt, equity or other securities, the Company values its equity investment based on its pro rata share of the residual equity value available after deducting all outstanding debt from the estimated enterprise value. The Company values non-convertible debt securities at cost plus amortized original issue discount (“OID”) to the extent that the estimated enterprise value of the portfolio company exceeds the outstanding debt of the portfolio company. If the estimated enterprise value is less than the outstanding debt of the company, the Company will reduce the value of its debt investment beginning with the junior most debt such that the enterprise value less the value of the outstanding debt is zero. If there is sufficient enterprise value to cover the face amount of a debt security that has been discounted due to detachable equity warrants received with that security, that detachable equity warrant will be valued such that the sum of the discounted debt security and the detachable equity warrant equal the face value of the debt security. For CMBS (collateralized mortgage-backed securities) and CDO (collateralized debt obligations) securities, the Company prepares a fair value analysis which is based on a discounted cash flow model that utilizes prepayment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar securities, when available.

CONIHASSET CAPITAL PARTNERS, INC.

Notes to Financial Statements
(continued)

Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned. As of December 31, 2006, the percentage of the Company’s investments that were not publicly traded or for which the Company has various degrees of trading restrictions, and thus in which the fair value was determined in good faith by the Company’s Board of Directors, was 100%.

Decrease in Net Assets from Operations Attributable to Common Stockholders, Per Share

Basic decrease in net assets from operations attributable to common stockholders per share is computed by dividing net loss allocable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted decrease in net assets from operations attributable to common stockholders per share reflects the dilution from the potential conversion or exercise into common stock of securities such as warrants. In all financial statements presented, diluted decrease in net assets from operations attributable to common stockholders per common share is the same as basic decrease in net assets from operations attributable to common stockholders per common share. The Company did not issue any potentially dilutive instruments in the period of inception (March 1, 2006) through December 31, 2006.

Stock Based Compensation

Effective on the Company’s date of inception (March 1, 2006), the Company adopted the fair value recognition provisions of SFAS No. 123R. On June 1, 2006, the Company approved a stock based compensation plan. No specific plan has been adopted (see Note 11).

In March 2005, the SEC issued SAB 107 providing supplemental implementation guidance for SFAS 123R. The Company will apply the provisions of SAB 107 in its adoption of SFAS 123R. As a result of adopting the fair value method for stock compensation, all future stock options will be expensed over the award vesting period. For stock-based awards granted on or after March 1, 2006, the Company will record stock-based compensation expense on a straight-line basis over the requisite service period. SFAS 123R requires the use of a valuation model and the Company has elected to utilize the Black-Scholes option pricing model to estimate the fair value of options.

The Company did not have any stock-based compensation for the period from inception (March 1, 2006) through December 31, 2006.

Concentration of Credit Risk

The Company believes it is not exposed to any significant credit risk with cash and cash equivalents. The Company maintains its cash with a high credit quality financial institution. Each account is secured by the Federal Deposit Insurance Corporation up to $100,000.

CONIHASSET CAPITAL PARTNERS, INC.

Notes to Financial Statements
(continued)

Organization and offering costs

Offering costs incurred in connection with the Company’s ongoing Offering are charged against additional paid-in capital. Organization expenses are nonrecurring and include costs of organizing the Company and are charged to expense as incurred.

3. INVESTMENT CLASSIFICATION

As required by the 1940 Act, the Company classifies its investments by level of control. “Control Investments” are investments in those companies that the Company is deemed to “Control.” Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if it owns more than 25% of the voting securities of such company or has 50% or more representation on its board of directors. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments. The Company is deemed to be an affiliate of a company in which it has invested, if it owns 5% or more of the voting securities of such company.

4. INVESTMENTS

In accordance with specific rules for BDCs, subsidiaries hold investments on behalf of the Company or provide substantial services to the portfolio investment company. Portfolio investments are held for purposes of deriving investment income and future capital gains. The financial results of portfolio investments are not consolidated in the Company’s financial statements. At December 31, 2006, the Company had one portfolio investment, MRO Integrated Solutions, LLC (“MROIS”).

The Company holds a convertible subordinated promissory note from MROIS as an investment, bearing interest at 5% per annum and is due November 15, 2011. The Company has collateralized substantially all of the assets of MROIS in order to securitize this note. The note is convertible in whole into membership units representing 33.33% of the total outstanding membership units of MROIS. The Company, at its option, can convert the note at anytime on or before the maturity date. The total amount of the Company’s investment in MROIS is $1,000,000. This amount has been reduced by the unamortized portion of the structuring fees of $58,000.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS Statement No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133 and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The adoption of the provisions of SFAS 155 is not expected to have a material impact on the Company’s financial position or results of operations.

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

CONIHASSET CAPITAL PARTNERS, INC.

Notes to Financial Statements
(continued)

6. LEASES

In January 2007, the Company began leasing office space pursuant to a 12 month Office Services Agreement (the “OSA”). The term is month to month and the OSA is cancelable upon 30 days written notice. Monthly lease payments will be approximately $4,550 per month.

7. RELATED PARTY TRANSACTIONS

On June 2, 2006, the Company received an open account, non-interest bearing advance from a stockholder totaling $2,500. This advance was repaid on November 16, 2006.

The Company issued 30,020 shares of common stock (8.3% of its outstanding common stock as of December 31, 2006) at $5 per share to Conihasset Partners, LLC, an entity controlled by the Company’s President/Chief Executive Officer and Chief Operating Officer/Executive Vice President. The Company issued an additional 1,500 shares and 5,000 shares of common stock at $5 per share (0.4% and 1.4% respectively of its outstanding common stock as of December 31, 2006) to the Chief Operating Officer and Chief Financial Officer, respectively. The Company has accrued unpaid compensation and the related employment taxes to these same officers.

CONIHASSET CAPITAL PARTNERS, INC.

Notes to Financial Statements
(continued)

8. FEDERAL INCOME TAXES

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

The Company utilizes the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are established based on the differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has generated a decrease in net assets resulting from operations of $412,363 for the period of inception (March 1, 2006) through December 31, 2006 of its taxable year which would ordinarily create a federal and state net operating loss to be carried forward to utilize against future taxable income. If the Company elects to qualify as a RIC, it will lose the benefit of the net operating loss deduction. Therefore, no deferred tax asset will be recorded for the net operating loss.

The tax effect of temporary differences that give rise to the deferred tax assets at December 31, 2006 are as follows:

Deferred tax assets:

Net operating loss carryforward	$128,798
Net organization costs	11,406

Total gross deferred tax assets	140,204

Less valuation allowance	(140,204)

Net deferred tax assets	$-

The change in the valuation allowance for the period of inception (March 1, 2006) through December 31, 2006,was $140,204.

CONIHASSET CAPITAL PARTNERS, INC.

Notes to Financial Statements
(continued)

9. FINANCIAL HIGHLIGHTS
For the period from inception (March 1, 2006) to December 31, 2006
Selected per share data
Net asset value, beginning of period	$-
Issuance of common stock	5.00
Offering costs	(0.94)
Decrease in net assets resulting from operations	(1.14)
Net asset value, end of period	$2.92

Ratios and supplemental data
Net asset value, end of period	$1,059,034
Average net assets, annualized	$319,628
Total operating expenses/average net assets, annualized	$1.34
Net investment loss/average net assets	$(1.29)

10. SELECTED QUARTERLY DATA (Unaudited)

The following table sets forth certain quarterly financial information for each of the fiscal quarters during the year ending December 31, 2006.

	Year Ended December 31, 2006
	Quarter Ended December 31	Quarter Ended September 30		Quarter Ended June 30		Quarter Ended March 31

Total Investment Income	$12,060		$1,857		$1,160		$0
Net Investment Income (Loss)	$(256,423)		$(117,099)		$(5,324)		$(33,517)
Net Income (Loss) Per Share, Basic and Diluted	$(1.20)	$	(2.62)	$	(0.18)	$	(17.18)
Weighted Average Shares Outstanding, Basic and Diluted	213,074		44,754		30,020		1,951

CONIHASSET CAPITAL PARTNERS, INC.

Notes to Financial Statements
(continued)

11. SUBSEQUENT EVENTS

On March 1, 2007, the Company sold 6,000 shares of its common stock at $5 per share to an investor, as part of and in accordance with the terms of its offering.

On March 15, 2007, the Company elected to withdraw its election to be treated as a BDC under the 1940 Act. This election to withdraw is subject to shareholder approval at the annual meeting of shareholders on April 19, 2007.

On March 15, 2007, the Company awarded stock options at a price of $2.67 per share to the officers of the Company. The Company’s President/Chief Executive Officer was awarded options to purchase 50,000 shares of common stock, the Executive Vice President/Chief Operating Officer was awarded options to purchase 40,000 shares of common stock, and the Chief Financial Officer was awarded options to purchase 40,000 shares of common stock.

On March 15, 2007, the Board approved an amendment to the Company’s Certificate of Incorporation to authorize an additional 40,000,000 shares of Common Stock and an additional 4,000,000 shares of the company’s preferred stock. Pursuant to this amendment, the Company will have authorized a total of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. This amendment is subject to shareholder approval at the annual meeting of shareholders on April 19, 2007.

On March 15, 2007, the Company terminated its offering of up to $5,000,000 of its common stock, par value $0.001 per share, for sale to the public.

CONIHASSET CAPITAL PARTNERS, INC.

Notes to Financial Statements
(continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the 1934 Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the 1934 Act.

Internal Control Over Financial Reporting

 There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of the 1934 Act) that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

 Not applicable.

PART III

Item 10.	Directors, and Executive Officers and Corporate Governance

The information with respect to our directors and executive officers is contained under the captions “Proposal One: Election of Directors” in our 2007 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

We have adopted a code of business conduct and ethics that applies to directors, officers and employees. A copy of the Company's code of ethics is available, free of charge, by contacting the Company at Two International Place, 16th Floor , Boston, MA 02110. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics in a Form 8-K.

Item 11.	Executive Compensation

The information with respect to compensation of executives and directors is contained under the caption “Proposal One: Election of Directors” in our 2007 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership of certain beneficial owners and management is contained under the captions “Security Ownership of Certain Beneficial Owners and Management” and“Equity Compensation Plans” in our 2007 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On November 10, 2006, the Company sold 20 shares of its common stock at $5.00 per share to a relative of the Company’s President/Chief Executive Officer, as part of and in accordance with the terms of its offering. The Company received the full benefit of this sale as no commission was paid to any broker-dealer or finder as is allowed under the terms of that offering.

From our inception (March 1, 2006) through December 31, 2006, we rented approximately 150 square feet of office space on an informal, month to month basis from the law firm of Kleiman Lyons Schindler and Gross at 21 Custom House Street, 9th floor, Boston, MA. During this time, we paid Kleiman Lyons a total of $500. Kleiman Lyons’ managing partner, Mr. Thomas C. Bailey, is an investor in Conihasset Partners, LLC, a shareholder in the Company, and is the brother of our President and Chief Executive Officer.

The information with respect to director independence is contained under the caption “Proposal One: Election of Directors ” in our 2007 Proxy Statement and is incorporated in this Annual Report by reference in response to this item.

Item 14.	Principal Accountant Fees and Services

The information with respect to principal accountant fees and services is contained under the captions “Audit Committee Report” and “Proposal Five: Ratification of Selection of Independent Auditors” in our 2007 Proxy Statement and is incorporated in this Annual Report by reference to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) the 1934 Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized on March __, 2007.

CONIHASSET CAPITAL PARTNERS, INC.

By:	/s/ Richard D. Bailey
Richard D. Bailey Chief Executive Officer and President

By:	/s/ Keith D. Lowey
Keith D. Lowey Chief Financial Officer

Pursuant to the requirements of the 1934 Act, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ RICHARD D. BAILEY Richard D. Bailey	Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2007

/s/ KEITH D. LOWEY Keith D. Lowey	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2007

/s/ ANDREW J. CAHILL Andrew J. Cahill	Executive Vice President and Director	April 2, 2007

/s/ LAWRENCE M. LIPSHER Lawrence M. Lipsher	Chairman and Director	April 2, 2007

/s/ PAUL D. SONKIN Paul D. Sonkin	Director	April 2, 2007

/s/ JERRY E. JULIAN Jerry E. Julian	Director	April 2, 2007

/s/ BRADLEY J. HOECKER Bradley J. Hoecker	Director	April 2, 2007

/s/ F. DAVID CLARKE III F. David Clarke III	Director	April 2, 2007

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C. 1350).