Form 10-Q
period 2007-03-31
Conihasset Capital Partners, Inc.
filed 2007-05-15
CIK 1363533

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Form 10-Q

Commission File Number 000-52011

Conihasset Capital Partners, Inc.
(Exact name of the registrant as specified in its charter)

Delaware	20-4414490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two International Place 16th Floor Boston, Massachusetts (Address of principal executive offices)	02110 (Zip Code)

Registrant’s telephone number, including area code:
(617) 235-7215

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒          No  ☐

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
       Yes  ☐           No  ☒

      There were 368,540 shares of the registrant’s common stock, $0.001 par value, outstanding as of May 1, 2007.

Part I. Financial Information

Item 1.	Financial Statements

	Statements of Assets and Liabilities	3
	• As of March 31, 2007 and December 31, 2006

	Statements of Operations	4
	• For the period ended March 31, 2007 and the period from inception (March 1, 2006) to March 31, 2006

	Schedule of Investments	5
	• As of March 31, 2007

	Schedule of Investments	6
	• As of December 31, 2006

	Statements of Changes in Net Assets	7
	• For the period ended March 31, 2007 and the period from inception (March 1, 2006) to March 31, 2006

	Statements of Cash Flows	8
	• For the period ended March 31, 2007 and the period from inception (March 1, 2006) to March 31, 2006

	Notes to Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

Part II. Other Information

Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submissions of Matters to a Vote of Security Holders	19
Item 5.	Other Information	20
Item 6.	Exhibits	20
SIGNATURES		21

Item 1. Financial Statements.

CONIHASSET CAPITAL PARTNERS, INC.

Statements of Assets and Liabilities

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Assets
Investments - controlled	$945,000	$942,000
Cash and cash equivalents	246,153	413,230
Interest receivable	987	565
Interest receivable from controlled investments	6,250	6,326
Deposits	4,550	4,550
Prepaid expense	13,267	15,964
Other assets	2,510	-

Total Assets	$1,218,717	$1,382,635

Liabilities
Accrued offering costs	$51,574	$51,574
Accounts payable and accrued expenses	238,774	154,017
Accrued officer payroll and related payroll taxes	116,355	118,010

Total Liabilities	406,703	323,601

Net assets
Preferred stock, par value $0.001:
1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.001 per share:
10,000,000 shares authorized, 368,540 and 362,540
issued and outstanding, respectively	369	363
Additional paid-in capital	1,855,589	1,471,034
Accumulated deficit	(1,043,944)	(412,363)

Total Net Assets	812,014	1,059,034

Total Liabilities and Net Assets	$1,218,717	$1,382,635

Net asset value per share	$2.20	$2.92

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Statements of Operations

	For the period January 1, 2007 to March 31, 2007	For the period from inception (March 1, 2006) to March 31, 2006
	(unaudited)	(audited)
Investment income
Interest from controlled investments	$15,500	$-
Interest income	3,161	-
Total Operating Income	18,661	-

Costs and expenses
Organization expenses	-	33,517
Officer salaries and related payroll taxes, including $247,500 of non-cash stock based compensation	326,589	-
Rent	17,150	-
Professional fees, including $110,000 of non-cash stock based compensation	234,096	-
Director fees	28,625	-
Insurance	18,278	-
General and administrative	28,443	-
Total Operating Expenses	653,181	33,517

Net Investment Loss and decrease in net assets from operations	$(634,520)	$(33,517)

Decrease in net assets from operations attributable to common stockholders per share, basic and diluted:	$(1.74)	$(17.18)

Weighted average shares of common stock outstanding, basic and diluted:	364,607	1,951

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Schedule of Investments
(unaudited)

As of March 31, 2007

Company	Industry	Investments	Cost	Fair Value
Controlled Investment

MRO Integrated Solutions, LLC	Investment	Convertible subordinated promissory note, 5%, due 11/15/11	$945,000	$945,000
			$945,000	$945,000

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Schedule of Investments
(audited)

As of December 31, 2006

Company	Industry	Investments	Cost	Fair Value
Controlled Investment

MRO Integrated Solutions, LLC	Investment	Convertible subordinated promissory note, 5%, due 11/15/11	$942,000	$942,000
			$942,000	$942,000

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Statements of Changes in Net Assets

	For the period from January 1, 2007 to March 31, 2007	For the period from inception (March 1, 2006) to March 31, 2006
	(unaudited)	(audited)
OPERATIONS
Decrease in net assets from operations	$(634,520)	$(33,517)

STOCKHOLDERS’ ACTIVITY:
Issuance of common stock for cash	30,000	150,100
Issuance of non-cash stock options	357,500	-
Offering costs incurred	-	(24,483)
Increase in net assets from stockholders’ activity	387,500	125,617

NET INCREASE /(DECREASE) IN NET ASSETS	(247,020)	92,100

NET ASSETS:
Beginning of period	1,059,034	-
End of period	$812,014	$92,100

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Statements of Cash Flows

	For the period from January 1, 2007 to March 31, 2007	For the period from inception (March 1, 2006) to March 31, 2006
	(unaudited)	(audited)
Cash flows used in operating activities:
Decrease in net assets resulting from operations	$(634,520)	$(33,517)
Adjustments to reconcile decrease in net assets resulting from operations to net cash used in operating activities -
Depreciation of other assets	132	-
Amortization of structuring fee	(3,000)	-
Non-cash stock based compensation expense	357,500	-
Investment in subsidiary	-	(5,000)
Investment in note receivable (from subsidiary)	-	(95,000)
(Increase) in interest receivable	(422)	-
Decrease in interest receivable from controlled investment	76	-
Decrease in prepaid expense	2,697	-
(Increase) in other assets	(2,642)	-
Increase in accounts payable and accrued expenses	84,757	-
(Decrease) in accrued payroll and payroll taxes	(1,655)	-

Net cash used in operating activities	(197,077)	(133,517)

Cash flows from financing activities:
Proceeds from the issuance of common stock	30,000	150,100
Organizational costs	-	33,517

Net cash provided by financing activities	30,000	183,617

Net increase / (decrease) in cash and cash equivalents	(167,077)	50,100
Cash and cash equivalents at beginning of period	413,230	-

Cash and cash equivalents at end of period	$246,153	$50,100

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Statements of Cash Flows
(continued)

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the period from January 1, 2007 through March 31, 2007 and inception (March 1, 2006) through March 31, 2006, the Company accrued offering costs totaling $0 and $24,483, respectively and organizational costs totaling $0 and $33,517, respectively.

See accompanying notes to financial statements.

CONIHASSET CAPITAL PARTNERS, INC.

Notes to Financial Statements

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Conihasset Capital Partners, Inc., (“CCP” or the “Company”), was organized as a Delaware corporation on March 1, 2006. CCP is a recently organized closed-end management investment company that initially filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). BDCs were created by Congress under the Small Business Investment Act of 1980. The intent behind the legislation was to make the U.S. capital markets more easily accessible to small businesses. In addition, the legislation was enacted to provide retail investors with an easily accessible avenue to small business loans and investments which at the time was regarded as a very difficult asset class to access by such investors. BDCs differ from more widely known private equity partnerships in that they offer liquid investments (i.e., their securities can be bought and sold by retail investors in the public securities markets) that are required to publicly disclose on a quarterly basis the value of each of their loans and investments.

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

The Company intends to invest approximately $500,000 to $3 million of capital, on average, in the securities of U.S. small companies. Pursuant to the terms of its offering for sale to the public of up to $5 million of common stock, $0.001 par value, at $5.00 per share (the “Offering”), the Company intends to immediately begin implementing its investment strategy.  Until such time as all of the net proceeds from the Offering are invested pursuant to the Company's investment strategy, the Company intends to invest any uninvested funds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less from the date of its investment. As the Company begins to implement its investment strategy, a significant portion of its portfolio will consist of mezzanine investments and other asset classes. Additionally, the Company may acquire investments in the secondary market and, in analyzing such investments, will employ the same analytical process as it uses for the investments it acquires directly from issuers.

Subsequent to the end of the first quarter of 2007, the Company elected to withdraw its election to be treated as a BDC under the 1940 Act. This election to withdraw was voted on and approved at the annual meeting of shareholders on April 19, 2007. On April 20, 2007, the Company filed a Form N-54C, which was effective upon filing, withdrawing its election to be treated as a BDC. Going forward, the Company intends to operate as a holding company rather than an investment company and in this regard, management intends to continue to source and pursue attractively priced investment opportunities in all types of securities of privately and publicly held companies that are based primarily in the United States.

Basis of Presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2006 financial statements and notes thereto included in the Company’s Form 10-K as filed with the SEC.

2. SIGNIFICANT ACCOUNTING POLICIES

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

The Company had stock-based compensation for the period from January 1, 2007 through March 31, 2007 (See Note 5).

3. INVESTMENTS

In accordance with specific rules for BDCs, subsidiaries hold investments on behalf of the Company or provide substantial services to the portfolio investment company. Portfolio investments are held for purposes of deriving investment income and future capital gains. The financial results of portfolio investments are not consolidated in the Company’s financial statements. As of March 31, 2007, the Company had one portfolio investment, MRO Integrated Solutions, LLC (“MROIS”).

The Company holds a convertible subordinated promissory note from MROIS as an investment, bearing interest at 5% per annum and is due November 15, 2011. The Company has collateralized substantially all of the assets of MROIS in order to securitize this note. The note is convertible in whole into membership units representing 33.33% of the total outstanding membership units of MROIS. The Company, at its option, can convert the note at anytime on or before the maturity date. The total amount of the Company’s investment in MROIS is $1 million. This amount has been reduced by the unamortized portion of the structuring fees of $55,000.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) - an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. Federal or state income tax examinations by tax authorities for years after and including 2006. During the periods open to examination, the Company has net operating loss and tax credit carry forwards for U.S. federal and state tax purposes. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

5. STOCK PLAN

The Company’s Stock Option Plan, “the Plan”, permits the grant of share options to its employees, non-employee directors, and key management for up to 2 million shares of common stock. The Company believes that such awards better align the interests of its management with those of its shareholders.

On March 15, 2007, the Company awarded stock options with an exercise a price of $2.67 per share to the officers of the Company. The Company’s President/Chief Executive Officer was awarded options to purchase 50,000 shares of common stock, the Executive Vice President/Chief Operating Officer was awarded options to purchase 40,000 shares of common stock, and the Chief Financial Officer was awarded options to purchase 40,000 shares of common stock. Each of the options vested on the grant date of March 15, 2007.

The fair value of each option award is estimated on the date of grant using the Black-Scholes based option valuation model that uses the assumptions in the following table. Currently, there is no publicly traded market for the Company’s securities. Therefore, the expected volatility represents the Company’s estimate which was based on other similar company’s past volatility in the industry and other factors. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods with the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

3/31/07
Expected volatility	20%
Expected dividends	N/A
Expected term (in years)	3.5
Risk-free rate	4.75%

A summary of option activity under the Plan as of December 31, 2006, and changes during the period ended March 31, 2007 is presented below:

Options	Shares	Exercise Price	Fair Value
Outstanding at January 1, 2007	-	-
Granted	130,000	$2.67
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at March 31, 2007	130,000	$2.67	$357,500
Vested at March 31, 2007	130,000	$2.67	$357,500
Exercisable at March 31, 2007	130,000	$2.67	$357,500

6. FINANCIAL HIGHLIGHTS

	For the period from January 1, 2007 to March 31, 2007	For the period from inception (March 1, 2006) to March 31, 2006
	(unaudited)	(audited)
Selected per share data
Net asset value, beginning of period	$2.92	$-
Issuance of common stock	0.08	5.00
Dilutive effect of share issuance	(0.05)	-
Issuance of non-cash stock options	0.97
Offering costs	-	(0.81)
Decrease in net assets resulting from operations	(1.72)	(1.12)

Net asset value, end of period	$2.20	$3.07

Ratios and supplemental data
Net asset value, end of period	$812,014	$92,100
Average net assets, annualized	$834,061	$92,100
Total operating expenses/average net assets, annualized	$0.78	$0.36
Net investment loss/average net assets	$(0.76)	N/A (1)

(1) The Company did not produce investment income for the period from inception (March 1, 2006) through March 31, 2006.

7. SUBSEQUENT EVENTS

The Company elected to withdraw its election to be treated as a BDC under the 1940 Act. This election to withdraw was voted on and approved at the annual meeting of shareholders on April 19, 2007. On April 20, 2007, the Company filed a Form N-54C, which was effective upon filing, withdrawing its election to be treated as a BDC.

The Board approved an amendment to the Company’s Certificate of Incorporation to authorize an additional 40,000,000 shares of the Company’s common stock and an additional 4,000,000 shares of the Company’s preferred stock. Pursuant to this amendment, the Company will have authorized a total of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. This amendment was voted on and approved at the annual meeting of shareholders on April 19, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or the Company’s future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) the future operating results as the Company has a limited operating history; (2) the impact of the investments that the Company makes and the ability of these investments to achieve their objectives; (3) the Company’s contractual relationships with third parties; (4) the adequacy of the Company’s cash resources and working capital; (5) the Company’s ability to obtain future financing, if at all; and (6) those factors listed under the caption “Risk Factors” in the Company’s Form 10-K for the ended December 31, 2007. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

GENERAL

Conihasset Capital Partners, Inc. (the “Company”) is a recently organized, internally managed, closed-end management investment company that initially elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was incorporated on March 1, 2006 under the laws of the State of Delaware. The Company currently has one portfolio company, MRO Integrated Solutions, LLC (“MROIS”). As a BDC, the Company will be required to comply with certain regulatory requirements. For example, to the extent provided by the 1940 Act, the Company is limited in its ability to invest in a private company in which certain of its affiliates already has an investment. Also, while the Company is permitted to finance investments using debt, its ability to use debt will be limited in certain significant respects, most notably that it maintain a 200% asset coverage position. The Company has not decided whether, and to what extent, it will finance investments using debt.

The Company commenced operations on March 31, 2006 and is subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its investment objective and that the value of its investments could decline substantially.

On August 4, 2006, the Company filed a notification on Form 1-E of its intent to commence a best efforts offering of its common stock under Regulation E of the Securities Act of 1933 (the “1933 Act”) (the “Offering”) to the public of up to $5 million of common stock, $0.001 par value, at $5.00 per share. On August 17, 2006, the Offering became effective upon the expiration of the statutorily mandated waiting period of 10 business days. The offering was closed on March 12, 2007 and a notice was filed on Form 2-E with the SEC on March 15, 2007 to this effect.

In this offering, the company sold 338,500 shares to 17 accredited investors at $5.00 per share for a total of $1,692,500. Mr. Andrew Cahill, the Executive Vice President and a Director of the Company, and Mr. Keith Lowey, the Chief Financial Officer of the Company, purchased 1,500 and 5,000 of these shares, respectively.

The Company’s primary business goals are to increase its net operating income and net asset value by investing in senior debt, subordinated debt and equity of publicly and privately held U.S. small companies with attractive current yields and potential for equity appreciation and realized gains for the benefit of investors.

The Company intends to create a varied portfolio that will include mezzanine and senior secured loans, among other investments, by investing approximately $500 thousand to $3 million of capital, on average, in the securities of U.S. small companies. Structurally, the loan portion of a mezzanine investment usually ranks subordinate in priority of payment to senior debt, such as senior bank debt, and is often unsecured. However, mezzanine loans rank senior to common and preferred equity in a borrower’s capital structure. Typically, mezzanine investments have elements of both debt and equity instruments, offering fixed returns in the form of interest payments associated with senior debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of warrants. Due to a higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. The warrants associated with mezzanine investments are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Mezzanine investments also may include a “put” feature, which permits the holder to sell its equity interest back to the borrower at a price determined through an agreed formula.

Pursuant to the terms of its Offering, the Company has begun to implement its investment strategy.  Until such time as all of the net proceeds from the Offering are invested pursuant to the Company's investment strategy, the Company intends to invest any uninvested funds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less from the date of its investment. As the Company begins to implement its investment strategy, a significant portion of its portfolio will consist of mezzanine investments and other asset classes. While the Company’s primary focus will be to generate current income through debt and equity investments in U.S. small companies, the Company intends to also invest in other types of investments for the purpose of diversifying its overall portfolio, improving its liquidity or enhancing returns to stockholders. The Company intends to use this portion of its portfolio to implement investment strategies that may include investing in relatively higher yielding asset-backed securities, securities backed by pools of non-investment grade senior secured loans, investment grade bonds, or other collateral (collateralized debt obligations or “CDOs”). The Company may also invest, consistent with the requirements of the 1940 Act for BDCs, in other types of securities including high-yield bonds, distressed debt, real estate related assets, private equity or securities of public companies that are not thinly traded. Additionally, the Company may acquire investments in the secondary market and, in analyzing such investments, it will employ the same analytical process as it uses for the investments it acquires directly from issuers.

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

Subsequent to the end of the first quarter of 2007, the Company elected to withdraw its election to be treated as a BDC under the 1940 Act. This election to withdraw was voted on and approved at the annual meeting of shareholders on April 19, 2007. On April 20, 2007, the Company filed a Form N-54C, which was effective upon filing, withdrawing its election to be treated as a BDC. Going forward, the Company intends to operate as a holding company rather than an investment company and in this regard, management intends to continue to source and pursue attractively priced investment opportunities in all types of securities of privately and publicly held companies that are based primarily in the United States.

CURRENT INVESTMENT

MRO Integrated Solutions, LLC

MROIS, a Shrewsbury, Massachusetts limited liability corporation, purchases spare, consumable maintenance and repair parts and resells them to various distributors who in turn sell them to hospitals, pharmaceutical companies, HMO’s, etc. MROIS currently has several national accounts including a three year non-exclusive reseller agreement with VWR International (“VWR”). VWR employs 6,000 people and is a leader in the global research laboratory industry with worldwide sales of $3 billion, of which approximately two thirds are from North America and the remainder from Europe. VWR offers a diversified spectrum of products and services of more than 750,000 parts from more than 5,000 manufacturers, to over 250,000 customers throughout North America and Europe. VWR's primary customers work in the pharmaceutical, life science, chemical, technology, food processing and consumer product industries. Other important customers include universities and research institutes, governmental agencies, environmental testing organizations, and primary and secondary schools.

As of March 31, 2007, the Company had purchased a convertible subordinated promissory note in the amount of $1,000,000 as part of the Company’s commitment to purchase up to $1,500,000 of convertible subordinated notes from MROIS. The note pays an interest rate of 5% per annum and is due November 15, 2011. Upon the purchase of the note, the Company was paid a structuring fee of 6% of the gross amount of the note. The Company has collateralized substantially all of the assets of MROIS in order to securitize the note. The note is convertible in whole into membership units representing 33.33% of the total outstanding membership units of MROIS. In addition, the aggregate of the $1,500,000 of notes are convertible into up to 50% of the membership units. The Company, at its option, can convert the note(s) at anytime on or before the maturity date(s).

Representatives of the Company are entitled to and currently hold 50% of the Board seats of MROIS.

RESULTS OF OPERATIONS

We were formed on March 1, 2006 and had minimal operations for the comparable period ending March 31, 2006.

Investment Income

The Company has recently commenced investment operations. For the three month period ending March 31, 2007 total Investment Income was $18,661. This consisted of $15,500 in interest due from our convertible subordinated promissory note to MROIS and $3,161 in interest received from our cash and cash equivalents.

During the period ending March 31, 2006 we had no investment income.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $634,520, an increase of 1,893% over the previous period. These consisted of salaries and related payroll taxes of $326,589 ($247,500 of which related to stock option grant expense), rent of $17,150, professional fees of $234,096 ($110,000 of which relates to stock option grant expense), directors’ fees of $28,625, insurance of $18,278 and general and administrative expenses of $28,443.

For the similar period ending March 31, 2006 we incurred operating expenses of $33,517 all which was incurred as organizational expenses for the period.

Net Decrease in Net Assets from Operations

For the three month period ending March 31, 2007, the decrease in net assets was $247,020. This consisted of a decrease in net assets from operations of $634,520 and an increase in net assets from additional paid in capital as a result of issuance of stock option grants in the amount of $357,500 and issuance of common stock in the amount of $30,000.

For the period ending March 31, 2006, the decrease in net assets was $33,517, all of which was charged to organizational expenses as the Company was formed on March 1, 2006 and had minimal operations during this time.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007 we had cash and equivalents of $246,153 and interest receivable of $7,237.

Our primary source of capital has been and will continue to be from the sale of our equity securities. On August 17, 2006, we commenced a best efforts offering of our common shares under an exemption from registration afforded BDCs under Regulation E of the Securities Act of 1933, as amended (“1933 Act”). We offered our securities for sale to the public at $5.00 per share. As of March 31, 2007 we had sold 338,500 shares of our common stock for total proceeds of $1,692,500. We also sold 30,020 shares of our common stock at $5.00 per share to Conihasset Partners, LLC, an investment vehicle controlled by our President and Chief Executive Officer and our Executive Vice President for total proceeds of $150,100. In addition, we sold 20 shares to a family member of our President and Chief Executive Officer at $5.00 per share for $100 in gross proceeds. We have not employed an underwriter in the sale of these shares and all proceeds from these sales have been realized by us.

On March 12, 2007, we closed our offering to the public under Regulation E. On March 15, 2007 we filed our notice of termination of the offering under Form 2-E with the Securities and Exchange Commission.

As of the date we commenced operation through May 1, 2007 we have sold a total of 368,540 shares for the aggregate purchase price of $1,842,700. All sales of our equity securities have been at $5.00 per share.

We expect our cash on hand, the additional sale of our equity securities, borrowings under future debt agreements and cash generated from operations, including income earned from investments in our portfolio companies and, to a lesser extent, the temporary investments of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, will be adequate to meet our cash needs at our current level of operations. As of March 31, 2007, we had not borrowed any funds. Our primary use of funds has been investments in portfolio companies. The Company currently has minimal revenue from operations and in all likelihood will be required to make future expenditures in connection with its marketing efforts along with general administrative expenses.

Subsequent to the end of the first quarter of 2007, the Company elected to withdraw its election to be treated as a BDC under the 1940 Act. This election to withdraw was voted on and approved at the annual meeting of shareholders on April 19, 2007. On April 20, 2007, the Company filed a Form N-54C, which was effective upon filing, withdrawing its election to be treated as a BDC. Going forward, the Company intends to operate as a holding company rather than an investment company and in this regard, management intends to continue to source and pursue attractively priced investment opportunities in all types of securities of privately and publicly held companies that are based primarily in the United States.

RECENT DEVELOPMENTS

On April 19, 2007 the Company held the annual meeting of its shareholders. During this meeting, the following items were approved by a unanimous vote of the shareholders who had submitted their proxies.

1.
The election of Lawrence M. Lipsher, Bradley J. Hoecker, F. David Clarke III, Jerry E. Julian, Richard D. Bailey, Andrew J. Cahill and Paul D. Sonkin to the Board of Directors of the Company (the “Board”);

2.	The approval of an amendment to the Company’s Certificate of Incorporation to eliminate director classes;

3.
The approval of an amendment to the Company’s Certificate of Incorporation to authorize an additional 40,000,000 shares of the Company’s common stock and an additional 4,000,000 shares of the Company’s preferred stock;

4.	The authorization for the Company to withdraw the Company’s election to be treated as a business development company under the 1940 Act; and

5.	The ratification of Friedman LLP as the independent auditors of the Company for the fiscal year ended December 31, 2007.

Subsequent to the end of the first quarter of 2007, the Company elected to withdraw its election to be treated as a BDC under the 1940 Act. This election to withdraw was voted on and approved at the annual meeting of shareholders on April 19, 2007. On April 20, 2007, the Company filed a Form N-54C, which was effective upon filing, withdrawing its election to be treated as a BDC.

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

(b)
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

The Company is not currently subject to any material legal proceeding, nor, to its knowledge, is any material legal proceeding threatened against the Company.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10K for the year ended December 31, 2006.

Subsequent to the end of the first quarter of 2007, the Company elected to withdraw its election to be treated as a BDC under the 1940 Act. This election to withdraw was voted on and approved at the annual meeting of shareholders on April 19, 2007. On April 20, 2007, the Company filed a Form N-54C, which was effective upon filing, withdrawing its election to be treated as a BDC. Going forward, the Company intends to operate as a holding company rather than an investment company and in this regard, management intends to continue to source and pursue attractively priced investment opportunities in all types of securities of privately and publicly held companies that are based primarily in the United States. In that regard, going forward, the risks related to an investment in the Company’s securities will likely change from those currently applicable to such investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

           Not applicable.

Item 3. Defaults upon Senior Securities.

           Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of stockholders was held on April 19, 2007. At the meeting:

1.
the seven nominees named in the Company’s 2007 proxy statement, Lawrence M. Lipsher, Bradley J. Hoecker, F. David Clarke III, Jerry E. Julian, Richard D. Bailey, Andrew J. Cahill and Paul D. Sonkin, were elected to the Board of Directors of the Company for a one-year term;

2.	an amendment to the Company’s Certificate of Incorporation to eliminate director classes was approved;

3.
an amendment to the Company’s Certificate of Incorporation to authorize an additional 40,000,000 shares of the Company’s common stock and an additional 4,000,000 shares of the Company’s preferred stock was approved;

4.	the Company withdrawal of its election to be treated as a business development company under the 1940 Act was authorized; and

5.	the selection of Friedman LLP as the independent auditors of the Company for the fiscal year ended December 31, 2007 was ratified.

Each of the matters listed above was unanimously approved by the 368,540 shares outstanding on the date set for determining stockholders entitled to notice of and a vote at the annual meeting.

Item 5. Other Information.

           Not applicable

Item 6. Exhibits.

      (a)  Exhibits

3.1	Certificate of Incorporation of the Company filed with the Delaware Secretary of State on March 1, 2006*

3.2	By-laws of the Company*

10	Stock Agreement between Conihasset Capital Partners, Inc. and Conihasset Partners, LLC*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference to the Registration Statement on Form 10 filed on May 19, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

CONIHASSET CAPITAL PARTNERS, INC.

Date: May 15, 2007	/s/ Richard D. Bailey
Richard D. Bailey
President and Chief Executive Officer.

CONIHASSET CAPITAL PARTNERS, INC.

Date : May 15, 2007	/s/ Keith D. Lowey
Keith D. Lowey
Assistant Secretary and Chief Financial Officer.