Form 10-Q
period 2007-06-30
Conihasset Capital Partners, Inc.
filed 2007-08-14
CIK 1363533

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

There were 1,133,660 shares of the registrant’s common stock, $0.001 par value, outstanding as of August 14, 2007.

Conihasset Capital Partners, Inc.
(A Delaware Corporation)
Index

Part I. Financial Information

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets	3
	• As of June 30, 2007 and December 31, 2006

	Condensed Consolidated Statements of Income	5
	• For the three months ended June 30, 2007 and 2006

	Condensed Consolidated Statements of Operations	6
	• For the six months ended June 30, 2007 and the period from Inception (March 1, 2006) to June 30, 2006

	Condensed Consolidated Statements of Cash Flows	7
	• For the six months ended June 30, 2007 and the period from Inception (March 1, 2006) to June 30, 2006

	Condensed Notes to Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures

Part II. Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submissions of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

Item 1. Financial Statements.

CONIHASSET CAPITAL PARTNERS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

	(unaudited) June 30, 2007 (consolidated)	(audited) December 31, 2006 (unconsolidated)
ASSETS
Current Assets:
Cash and cash equivalents	$1,848,309	$413,230
Investments - controlled	0	942,000
Accounts receivable (Note 4)	210,711	6,891
Inventory	305,614	0
Deposits	16,263	4,550
Prepaid expense	12,284	15,964
Total Current Assets	2,393,181	1,382,635

Property, plant & equipment, net (Note 5)	37,511	0
Leased equipment, net (Note 7)	9,604	0
Goodwill (Note 3)	2,224,749	0

Total Assets	$4,665,045	$1,382,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued offering costs	$0	$51,574
Accounts payable and accrued expenses	394,865	154,017
Accrued officer payroll and related payroll taxes	82,734	118,010
Current maturity of capital lease (Note 7)	3,886	0
Total Current Liabilities	481,485	323,601

Obligations under capital lease (Note 7)	4,566	0

Total Liabilities:	486,051	323,601

CONIHASSET CAPITAL PARTNERS, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Continued)

	(unaudited) June 30, 2007 (consolidated)	(audited) December 31, 2006 (unconsolidated)
Stockholders’ Equity:
Preferred stock, par value $0.001:
5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.001 per share:
50,000,000 shares authorized, 1,083,660 and 362,540 issued and outstanding, respectively	1,084	363
Additional paid-in capital	5,433,413	1,471,034
Accumulated deficit	(1,255,503)	(412,363)
Total Stockholders’ Equity	4,178,994	1,059,034

Total Liabilities and Stockholders’ Equity	$4,665,045	$1,382,635

CONIHASSET CAPITAL PARTNERS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	For the three months ended June 30, 2007 (consolidated)	For the three months ended June 30, 2006 (unconsolidated)
Operating income
Interest from controlled investments	$9,667	$1,160
Interest income	3,624	-
Total Operating Income	13,291	1,160

Costs and expenses
Organization expenses	-	6,483
Officer salaries and related payroll taxes	114,699	-
Professional fees	29,728	-
General and administrative, including $20,600 of non-cash stock based compensation	77,484	-
Total Costs and Expenses	221,911	6,483

Net Loss	$(208,620)	$(5,323)

Net Loss per common Share, basic and diluted	$(0.36)	$(0.18)

Weighted average shares of common stock outstanding, basic and diluted:	582,952	30,020

CONIHASSET CAPITAL PARTNERS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

	For the six months ended June 30, 2007 (consolidated)	For the period from inception (March 1, 2006) to June 30, 2006 (unconsolidated)
Operating income
Interest from controlled investments	$25,167	$1,160
Interest income	6,785	-
Total Operating Income	31,952	1,160

Costs and expenses
Organization expenses	-	40,000
Officer salaries and related payroll taxes, including $247,500 of non-cash stock based compensation	441,287	-
Professional fees, including $110,000 of non-cash stock based compensation	263,824	-
General and administrative, including $20,600 of non-cash stock based compensation	169,981	-
Total Costs and Expenses	875,092	40,000

Net Loss	$(843,140)	$ (38,840)

Net Loss per common Share, basic and diluted	$(1.78)	$(1.70)

Weighted average shares of common stock outstanding, basic and diluted:	474,382	22,888

CONIHASSET CAPITAL PARTNERS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30, 2007 (consolidated)	For the six months ended June 30, 2006 (unconsolidated)
Cash flows used in operating activities:
Net loss	$(843,140)	$(38,840)
Adjustments to reconcile net loss
to net cash used in operating activities -
Depreciation of other assets	358	-
Amortization of structuring fee	(6,000)	-
Non-cash stock based compensation expense	378,100	-
Decrease (increase) in assets:
Accounts receivable	6,891	(1,160)
Prepaid expense	4,828	-
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	47,308	-
Accrued payroll and payroll taxes	(35,276)	-

Net cash used in operating activities	(446,931)	(40,000)

Cash flows from investing activities:
Investment in subsidiary	-	(5,000)
Investment in note receivable (from subsidiary)	(485,000)	(95,100)
Capital expenditures on property, plant and equipment	(15,825)	-
Cash acquired in acquisition of subsidiary	349,409	-

Net cash used in investing activities	(151,416)	(100,100)

Cash flows from financing activities:
Proceeds from the issuance of common stock	2,085,000	150,100
Proceeds from stockholder’s loan	-	2,500
Accrued organizational costs	-	40,000
Offering costs	(51,574)	(44,661)

Net cash provided by financing activities	2,033,426	147,939

Net increase / (decrease) in cash and cash equivalents	1,435,079	7,839
Cash and cash equivalents at beginning of period	413,230	-

Cash and cash equivalents at end of period	$1,848,309	$7,839

CONIHASSET CAPITAL PARTNERS, INC.

Condensed Consolidated Statements of Cash Flows
(continued)

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the period from January 1, 2007 through June 30, 2007 and for the period from inception (March 1, 2006) through June 30, 2006, the Company accrued offering costs totaling $0 and $207,510, respectively and organizational costs totaling $0 and $149,510, respectively.

Acquisition of goodwill and net assets of MROIS funded by issuance of common stock and conversion of note receivable in the amount of $2,933,000.

CONIHASSET CAPITAL PARTNERS, INC. AND SUBSIDIARY

Condensed Notes to Financial Statements

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Conihasset Capital Partners, Inc. (“CCP”) was incorporated in the State of Delaware on March 1, 2006 and organized as an internally managed, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

Subsequent to the end of the first quarter of 2007, CCP elected to withdraw its election to be treated as a BDC under the 1940 Act. This election to withdraw was voted on and approved at the annual meeting of shareholders on April 19, 2007. On April 20, 2007, CCP filed a Form N-54C, which was effective upon filing, withdrawing its election to be treated as a BDC.

Since withdrawing its election to be treated as a BDC, CCP has elected to pursue a strategy where it intends to create a comprehensive fabrication facility-wide for spare and consumable parts, services and material management business, offering both common consumables and competitive spares to the semiconductor industry. In doing so, it intends to position itself in the marketplace as a lower cost alternative to the original equipment manufacturers, or OEMs, in the semiconductor wafer fabrication spares marketplace.

CCP now operates as a holding company rather than an investment company. In this regard, management intends to continue to source and pursue attractively priced acquisition opportunities in all types of securities of privately and publicly held companies that are based primarily in the United States. In addition, management intends to focus upon providing goods and services to the manufacturers within the semiconductor industry, specifically, the fabrication facilities (“Fabs”) where the semiconductors serve as the central processing units of the technology industry.

On June 29, 2007, CCP acquired 100% of the outstanding membership interests in MRO Integrated Solutions LLC (“MROIS” or the “Subsidiary”). As a result of the completion of this acquisition by CCP of MROIS (collectively, the “Company”), MROIS became a wholly owned subsidiary of CCP. (Note 3)

MROIS is headquartered in Shrewsbury, MA and purchases spare, consumable maintenance and repair parts and resells them directly to semiconductor Fabs. The company is currently supplying customers such as Intel, Cray Research, Applied Materials, Intersil and others.

Basis of Presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the December 31, 2006 financial statements and notes thereto included in CCP’s Form 10-K as filed with the SEC.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated financial statements include the accounts of Conihasset Capital Partners, Inc. and its 100% wholly owned Subsidiary, MRO Integrated Solutions, LLC. Intercompany accounts and transactions have been eliminated in consolidation.

Accounts Receivable

The Company sells its products to customers on an open credit basis. Trade receivables represent amounts due from such customers. Management closely monitors outstanding accounts receivable and charges to expense any balances that are determined to be uncollectible. As of June 30, 2007, the Company considered its accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was recorded.

Inventories

Inventories are valued at the lower of average cost or market. Cost is determined using the first-in, first-out method. Inventories consist of semiconductor spare and consumable parts.

Property and Equipment

Property and equipment, carried at cost, is depreciated over the estimated useful life of the related assets. Depreciation is computed under the straight line method. The estimated useful lives used in computing depreciation are summarized as follows:

Years of Useful Life

Office furniture	5
Computer equipment	5

Maintenance and repairs of property and equipment are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.

Revenue

The Company recognizes a sale when its products are shipped to the customer.

Stock-Based Compensation

Effective on the Company’s date of inception (March 1, 2006), the Company adopted the fair value recognition provisions of SFAS No. 123R. On June 1, 2006, the Company approved a stock-based compensation plan.

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

The Company had stock-based compensation for the period from January 1, 2007 through June 30, 2007 (Note 8).

Goodwill

Goodwill of $2,224,749 represents the cost over fair value of net assets acquired through acquisitions (Note 3). In accordance with SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized, but are reviewed at least annually for impairment. As of June 30, 2007, the Company has deemed no impairment of goodwill for the period ended on this date.

3. BUSINESS COMBINATIONS

MRO Integrated Solutions, LLC

On June 13, 2007, Conihasset Capital Partners, Inc. (the “Company”) and Thomas Melina (the “Seller”), President and sole shareholder of MRO Integrated Solutions, LLC (the “Subsidiary”), a Connecticut limited liability company that specializes in spares and consumable products, entered into a purchase agreement (the “Purchase Agreement”) for the purchase of all of the outstanding membership interests of the Subsidiary.

On June 29, 2007 (the “Closing Date”), the Company completed the purchase from the Seller of one hundred percent (100%) of the outstanding membership interests of the Subsidiary. In consideration for such purchase, the Company agreed, pursuant to arm’s length negotiations, to pay and deliver on the Closing Date a purchase price of $1.5 million in the form of the issuance to the Seller of 300,000 shares of the Company’s common stock at a price of $5.00 per share, and the conversion by the Subsidiary of a convertible subordinated promissory note in the amount of $1.5 million held by the Company, less unamortized structuring fee of $67,000. In addition, the Seller will remain the President of the Subsidiary. The results of the Subsidiary’s operations have been included in the consolidated financial statements since that date. As a result of the acquisition, the Company is expected to be a leading provider in the semiconductor market.

The purchase method was used to account for the acquisition, and the purchase price was allocated as follows:

At June 29, 2007

Current assets	$878,595
Property, plant, and equipment	31,648
Goodwill	2,224,749
Total assets acquired	3,134,992
Current liabilities	201,992
Net assets acquired	$2,933,000

The Purchase Agreement also contains representations, warranties, covenants and indemnities.

Selected Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company for the six month period ended June 30, 2007 and 2006 as though the acquisition had occurred as of the beginning of fiscal 2007 and 2006. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented, or that may result in the future.

	June 30, 2007	June 30, 2006

Revenue	$604,164	$68,486

Costs and expenses	1,687,120	381,917

Net Loss	(1,082,956)	(313,431)
Diluted loss per share	$(2.28)	$(13.69)

4. ACCOUNTS RECEIVABLE

At June 30, 2007 and December 31, 2006, accounts receivable is comprised of the following:

	June 30, 2007	December 31, 2006

Trade receivables	$210,711	$-
Less: Allowance for doubtful accounts	-	-
Plus: other receivables	-	6,891
Total	$210,711	$6,891

Credit is extended to customers only after an evaluation of the customer’s financial condition and generally collateral is not required.

5. PROPERTY AND EQUIPMENT

At June 30, 2007 and December 31, 2006, property and equipment is comprised of the following:

	June 30, 2007	December 31, 2006

Office furniture	$2,260	$-
Computer equipment	52,467	-
Total property and equipment	54,727	-
Less: accumulated depreciation	17,216	-
Net Property and equipment	$37,511	$-

Depreciation expense on property and equipment amounted to $358 and $0 for the periods ended June 30, 2007 and December 31, 2006.

6. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) - an interpretation of FASB Statement No. 109, Accounting for Income Taxes”. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. Federal or state income tax examinations by tax authorities for years after and including 2006. During the periods open to examination, the Company has net operating loss (“NOL”) and tax credit carry forwards for U.S. federal and state tax purposes. Since these NOLs and tax credit carry forwards may be utilized in future periods, they remain subject to examination.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

7. COMMITMENTS & CONTINGENCIES

Operating Lease

In January 2007, the Company began leasing office space pursuant to a 12 month Office Service Agreement (“OSA”). The term is month to month and the OSA is cancelable upon 30 days written notice. Monthly lease payments will be approximately $4,550 per month.

The Company also has an operating facility in Shrewsbury, Massachusetts, under a four-year non-cancelable operating lease expiring on May 31, 2009. Base rent for the premises does not include real estate taxes and other operating expenses for which the company is separately liable. Annual base rent on the premises is $56,820, payable in monthly installments of $4,735 each.

Future minimum operating lease payments at June 30, 2007 are as follows:

2007	$55,710
2008	56,820
2009	23,675
2010	0
2011	0
2012	0
Thereafter	0
TOTAL	$136,205

Capital Lease

The Company has a lease for warehouse equipment, and accounts for the lease as a capital lease. The following is a schedule of leased property under the capital lease:

June 30, 2007

Warehouse Equipment	$11,760
Less accumulated depreciation	2,156
9,604

The following is a schedule by year of future minimum lease payments under the capital lease with the present value of net minimum lease payments:

Total minimum lease payments	$9,184
Less amount representing interest	732
Present value of minimum lease payments	8,452
Less current maturities	3,886
Obligations under capital lease, non-current maturities	$4,566

Scheduled maturities of future minimum lease payments at June 30, 2007 are as follows:

2007	$1,905
2008	4,041
2009	2,506
Total	$8,452

8. STOCK PLAN

The Company’s Stock Option Plan, “the Plan”, permits the grant of share options to its employees, non-employee directors, and key management for up to 2 million shares of common stock. The Company believes that such awards better align the interests of its management with those of its shareholders.

On March 15, 2007, the Company awarded stock options with an exercise price of $2.67 per share to the officers of the Company. The Company’s President/Chief Executive Officer was awarded options to purchase 50,000 shares of common stock, the Executive Vice President/Chief Operating Officer was awarded options to purchase 40,000 shares of common stock, and the Chief Financial Officer was awarded options to purchase 40,000 shares of common stock. Each of the options vested on the grant date of March 15, 2007.

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

3/31/07
Expected volatility	20%
Expected dividends	N/A
Expected term (in years)	3.5
Risk-free rate	4.75%

A summary of option activity under the Plan as of December 31, 2006, and changes during the period ended June 30, 2007 is presented below:

Options	Shares	Exercise Price	Fair Value

Outstanding at January 1, 2007	-	-
Granted	130,000	$2.67
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2007	130,000	$2.67	$357,500
Vested at June 30, 2007	130,000	$2.67	$357,500
Exercisable at June 30, 2007	130,000	$2.67	$357,500

9. STOCKHOLDERS’ EQUITY

The Board approved an amendment to the Company’s Certificate of Incorporation to authorize an additional 40,000,000 shares of the Company’s common stock and an additional 4,000,000 shares of the Company’s preferred stock. Pursuant to this amendment, the Company will have authorized a total of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. This amendment was voted on and approved at the annual meeting of shareholders on April 19, 2007

On May 16, 2007, the Company completed a private placement of 400,000 shares of its common stock and 200,000 warrants (collectively, the “Securities”) to certain investors (the “investors”). The securities were sold as a unit (the “units”) at a price of $5 per unit for aggregate proceeds of $2,000,000. Each unit consists of two shares of common stock and a warrant to purchase a share of common stock. The warrants are immediately exercisable at $5.50 per share and are exercisable at any time within three years from the date of issuance. (Note 10) The sale was made to two accredited investors directly by the Company without any general solicitation or broker and thus, no finder’s fees were paid.

On May 17, 2007 the Company sold an additional 11,000 shares of common stock and 5,500 warrants to the investors for aggregate proceeds of $55,000. Each unit consists of two shares of common stock and a warrant to purchase a share of common stock. The warrants are immediately exercisable at $5.50 per share and are exercisable at any time within three years from the date of issuance. (Note 10) The sale was made to three accredited investors through a selling agent. The Company paid $2,200 in finder’s fees on this sale.

On June 27, 2007, the Company issued 4,120 shares of common stock to certain members of the Board of Directors in payment of director’s fees.

On June 29, 2007, the Company issued 300,000 shares of common stock to Thomas Melina as partial consideration for the purchase of the Subsidiary. (Note 3)

10. STOCK WARRANTS

The Company has issued 205,500 warrants to certain investors. (Note 9) The warrants vest on the date of issuance.

A summary of warrant activity as of December 31, 2006, and changes during the period ended June 30, 2007 is presented below:

Warrants	Shares	Exercise Price	Fair Value

Outstanding at January 1, 2007	-	-
Granted	205,500	$5.50
Exercised	-	-
Forfeited or Expired	-	-
Outstanding at June 30, 2007	205,500	$5.50	$184,627
Vested at June 30, 2007	205,500	$5.50	$184,627
Exercisable at June 30, 2007	205,500	$5.50	$184,627

11. SUBSEQUENT EVENTS

On July 19, 2007, the Company and Metron Technology, Inc. (the “Seller”), a Delaware corporation that supports OEMs (original equipment manufacturers), semiconductor manufacturers and suppliers, entered into a purchase agreement (the “Purchase Agreement”) whereby the Company would purchase of all of the assets of the Seller’s North American Cleanroom Consumable Products Division (“NACCPD”).

On July 23, 2007 (the “Closing Date”), the Company completed the purchase from the Seller of all of the NACCPD assets. In consideration for such purchase, the Company agreed, pursuant to arm’s length negotiations, to pay and deliver on the Closing Date a purchase price of $1.1 million in cash allocable to the NACCPD assets.

On July 27, 2007, the Company sold an additional 10,000 shares of common stock and 5,000 warrants to investors for aggregate proceeds of $50,000, as part of a private placement. The warrants are immediately exercisable at $5.50 per share and are exercisable at any time within three years from the date of issuance. The sale was made to two accredited investors through a selling agent. The Company paid $4,000 in finder’s fees on this sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, future events or the Company’s future performance or financial condition. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others: (1) the future operating results as the Company has a limited operating history; (2) the operating results of the Company’s subsidiaries; (3) the Company’s contractual relationships with third parties; (4) the adequacy of the Company’s cash resources and working capital; (5) the Company’s ability to obtain future financing, if at all; and (6) those factors listed under the caption “Risk Factors” in Item 1A of this Form 10-Q. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.

The following analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

General

Conihasset Capital Partners, Inc. (“CCP”) was formed on March 1, 2006 and organized as an internally managed, closed-end management investment company that elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

Subsequent to the end of the first quarter of 2007, CCP elected to withdraw its election to be treated as a BDC under the 1940 Act. This election to withdraw was voted on and approved at the annual meeting of shareholders on April 19, 2007. On April 20, 2007, CCP filed a Form N-54C, which was effective upon filing, withdrawing its election to be treated as a BDC.

Since withdrawing its election to be treated as a BDC, CCP has elected to pursue a strategy where it intends to create a comprehensive fabrication facility-wide for spare and consumable parts, services and material management business, offering both common consumables and competitive spares to the semiconductor industry. In doing so, it intends to position itself in the marketplace as a lower cost alternative to the original equipment manufacturers, or OEMs, in the semiconductor wafer fabrication spares marketplace.

CCP now operates as a holding company rather than an investment company. In this regard, management intends to continue to source and pursue attractively priced acquisition opportunities in all types of securities of privately and publicly held companies that are based primarily in the United States of America. In addition, management intends to focus upon providing goods and services to the manufacturers within the semiconductor industry, specifically, the fabrication facilities (“Fabs”) where the semiconductors are manufactured.

On June 29, 2007, CCP acquired 100% of the outstanding membership interests in MRO Integrated Solutions LLC (“MROIS” or the “Subsidiary”). As a result of the completion of this acquisition by CCP of MROIS (collectively, the “Company”), MROIS became a wholly owned subsidiary of CCP.

MROIS is headquartered in Shrewsbury, MA and purchases spare, consumable maintenance and repair parts and resells them directly to semiconductor Fabs. The company is currently supplying customers such as Intel, Cray Research, Applied Materials, Intersil and others.

The Company remains subject to all of the business risks and uncertainties associated with any new business, including the risk that it will not achieve its business objectives and that the value of its securities could decline substantially.

The Semiconductor Equipment and Materials Industry

There are approximately 1000 Fabs across the globe. In 2006, the semiconductor industry generated nearly $250 billion in microchip sales. The spares and consumable parts and materials management segment (“Spares”) is a critical but overlooked segment of this industry which accounts for approximately $3 billion in annual revenues. While the industry does have a history of cyclicality, industry analysts forecast that the industry is now entering into a 3-5 year period of overall industry growth that is expected to reach between 10% and 15% annually. Leading this period of growth is an unprecedented expansion and construction of new Fabs.

In 2006, new Fab construction reached an all-time high. According to Strategic Marketing Associates, (“SMA”) a highly regarded semiconductor industry research group which publishes a quarterly and annual Fab report, this new construction will result in a record level of available capacity utilization and production beginning in 2007. SMA's latest report details that during 2006 the 36 new Fabs that were either completed or in construction cost an aggregate of approximately $56 billion when fully equipped. Twenty five of these new Fabs have been constructed solely to produce 300mm compatible products.

While growth of this nature may initially spur fears of overcapacity, it is important to note that according to SMA this growth is being driven by increasing demand for 300mm products in displays, which include flat panel TVs, TFT-LCD display for notebooks, and TFT-LCD monitors. As a result, SMA forecasts shipment of displays utilizing 300mm products to increase from 267.1 million units in 2006 to 487.4 million units in 2009 representing a compound annual growth rate of 22%. Also, SMA predicts that legacy Fabs producing 8” and other traditional products will experience a growth of 9%-11% annually through 2010.

MRO Integrated Solutions, LLC

(A wholly owned subsidiary)

MROIS is headquartered in Shrewsbury, MA and purchases spare, consumable maintenance and repair parts and resells them directly to semiconductor fabrication facilities. The company is currently supplying customers such as Intel, Cray Research, Applied Materials, Intersil and others.

On November 14, 2006, CCP purchased a convertible subordinated promissory note in the amount of $1,500,000 from MROIS. The interest rate on the note was 5% per annum and was due on November 15, 2011. Upon the purchase of the note, CCP was paid a structuring fee of 6% of the gross amount of the note. The note was convertible into 50% of the total outstanding membership units of MROIS.

On June 13, 2007, CCP and Thomas J. Melina, the President and sole shareholder of MROIS at the time, entered into a purchase agreement for the purchase of all of the outstanding membership interests of the Subsidiary.

On June 29, 2007, the Company completed the purchase of one hundred percent (100%) of the outstanding membership interests of MROIS. In consideration for such purchase, the Company agreed, pursuant to arm’s length negotiations, to pay and deliver a purchase price of $1.5 million in the form of the issuance to Mr. Melina of 300,000 shares of the Company’s common stock at a price of $5.00 per share, and the conversion by MROIS of a convertible subordinated promissory note in the amount of $1.5 million held by the Company, less unamortized structuring fee of $67,000. As part of this transaction, the seller, Mr. Melina agreed to serve as the President of MROIS.

RESULTS OF OPERATIONS

We were formed on March 1, 2006 and had minimal operations until we began substantive investment activity in November 2006. From November 2006 through June 30, 2007, the Company’s principal activity was investing in the debt and equity securities of small manufacturing, service and distribution companies.

Investment Income

For the three month period ending June 30, 2007, the Company generated total revenues of $13,291. For the same period a year earlier, the Company generated total revenue of $1,160. For the three month period ending June 30, 2007, total Investment Income was $9,667. In addition, we received $3,624 in interest from our cash and cash equivalents.

Operating Expenses

Operating expenses for the three month period ending June 30, 2007 were $221,911. For the similar period ending on June 30, 2006, the Company incurred a total of $6,483 in operating expenses, all of which were classified as organizational expenses that had been accrued during the Company’s formation period.

During the three month period ending June 30, 2007, operating expenses consisted of officer salaries and related payroll taxes of $114,699, professional fees of $29,728, and general and administrative expenses of $77,484.

Net Decrease in Net Assets from Operations

As of June 30, 2007, net asset value/stockholders equity was $4,665,045, an increase of 341% from $1,059, 034 as of December 31, 2006. This increase is attributable to the sale of 721,120 shares of the Company’s common stock totaling $3,605,600. All sales of common stock during all relevant periods were at $5.00 per share.

LIQUIDITY AND CAPITAL RESOURCES

CCP commenced operations on March 31, 2006 and until June 29, 2007 had one investment when we acquired 100% of the issued and outstanding membership interests in our sole investment. During the three months ended June 30, 2007, the operating income was $13,291. For the same period a year earlier CCP had operating income of $1,160. For the three month periods ending June 30, 2007, and June 30, 2006, total investment income was $9,667 and $1,160, respectively. In addition, we received $3,624 in interest received from our cash and cash equivalents for the three months ended June 30, 2007.

As of June 30, 2007, the Company had cash and cash equivalents of $1,848,309, accounts receivable of $210,711 and inventory of $305,614. This provides us with net working capital of $1,911,696.

Our primary source of capital has been from the sale of our equity securities. During the three months ended June 30, 2007 we sold 411,000 shares of our equity securities at $5.00 per share for a total of $2,055,000.

We expect to continue to raise capital from the sale of our equity securities. On July 27, 2007, the Company retained the services of Canaccord Adams, Inc. (“Canaccord”) a NASD registered broker/dealer to act as its exclusive financial advisor and agent to affect the sale of up to $10,000,000 in its equity securities. Canaccord is an industry leading investment bank whose primary focus is in small cap and micro cap technology and technology related industries. In 2005, Canaccord’s 80 capital markets professionals in the United States of America raised over $3.2 billion in 130 investment banking transactions. Under the terms of the investment banking agreement executed between the Company and Canaccord, the Company has agreed to pay Canaccord a cash success fee 7% of the gross proceeds raised and warrants to purchase common stock in the amount of 3% of the total amount raised. In addition, upon execution of the engagement agreement, the Company paid Canaccord a retainer of $50,000 which is to be credited against the cash success fee.

We expect our cash on hand, the additional sale of our equity securities, borrowings under future debt agreements and cash generated from operations and, to a lesser extent, the temporary investments of cash in U.S. government securities and other high-quality debt investments that mature in one year or less, will be adequate to meet our cash needs at our current level of operations. Our primary use of funds will be for acquisitions consistent with our business strategy and focus on the semiconductor spare and consumable parts industry. In order to finance these acquisitions, we intend to use cash on hand as well as raise additional capital through the sale of our equity securities.

The Company currently has minimal income from operations and in all likelihood will be required to make future expenditures in connection with its acquisition efforts along with general administrative expenses.

SUBSEQUENT EVENTS

1.   On July 16, 2007, the Company appointed John Sniegowski to serve as the Executive Vice President and Chief Operating Officer of MROIS, the wholly owned Subsidiary of the Company, pursuant to his acceptance of the Company’s offer of employment (“Employment Agreement”).

Prior to joining the Company, Mr. Sniegowski worked in the semiconductor industry for over 23 years. From the end of 2004 to 2007, he served as a Senior Manager with Applied Materials, Inc., which develops, manufactures, markets and services fabrication equipment for the semiconductor industry, with responsibility as a Spares Global Product Manager.  Mr. Sniegowski served as Director of Materials, Spares and Logistics for Metron Technology, Inc., which supports OEMs (original equipment manufacturers), semiconductor manufacturers and suppliers, from the beginning of 2004 until the end of 2004 when Metron was acquired by Applied Materials. From 2001 to 2004, he was employed by Praxair Electronics, a division of Praxair, Inc., which provides the global semiconductor industry with process consumables, consumables' on-site services, and spare-parts logistics services, where he served as Global Executive Account Manager. From 1999 to 2001, Mr. Sniegowski served as General Manager for Logistic Supply Company, LLC (“LSC”) until 2001 when Praxair acquired LSC. Mr. Sniegowski holds an MBA from Embry Riddle Aeronautical University and graduated with Honors from the University of Florida with a degree in Chemical Engineering.

Under the Employment Agreement, Mr. Sniegowski’s annual base compensation is $170,000 and his targeted bonus potential is 50% of annual base compensation. In conjunction with his employment, Mr. Sniegowski was granted options to purchase 40,000 shares of the Company's common stock. Mr. Sniegowski’s options have a five-year term and vest annually over a three-year period.

2.   On July 19, 2007, the Company, MROIS, the Company’s wholly-owned subsidiary (the “Purchaser” or “Subsidiary”) and Metron Technology, Inc. (the “Seller”), a Delaware corporation that supports OEMs (original equipment manufacturers), semiconductor manufacturers and suppliers, entered into a purchase agreement (the “Purchase Agreement”) whereby the Purchaser would purchase all of the assets of the Seller’s North American Cleanroom Consumable Products Division (“NACCPD”).

On July 23, 2007 (the “Closing Date”), the Purchaser completed the purchase from the Seller of all of the NACCPD assets. In consideration for such purchase, the Purchaser agreed, pursuant to arm’s length negotiations, to pay and deliver on the Closing Date a purchase price of $1.1 million in cash and the assumption of certain liabilities allocable to the NACCPD assets. The Purchase Agreement also contains representations, warranties, covenants and indemnities.

3.   On July 24, 2007, the Company re-appointed Richard D. Bailey to serve as the President and Chief Executive Officer of the Company and Thomas Melina as President of the Subsidiary pursuant to each officer’s acceptance of the offer and terms of his employment with the Company (each an “Employment Agreement”).

Under his Employment Agreement, Mr. Bailey’s annual base compensation is $198,875 and his targeted bonus potential is 100% of annual base compensation. In conjunction with the signing of his Employment Agreement and in recognition for his service to the Company since its inception, Mr. Bailey was granted 40,000 shares of the Company's common stock.

Under Mr. Melina’s Employment Agreement, Mr. Melina will receive an annual base compensation is $185,000 and his targeted bonus potential is 75% of annual base compensation. Mr. Melina is president and founder of the Subsidiary.

Prior to founding the Subsidiary, Mr. Melina was President and owner of CSF Technology LLC, a product and service provider to semiconductor fabricators, from 1982 to 2001. In 2001, Praxair, Inc., which provides the global semiconductor industry with process consumables, consumables' on-site services, and spare-parts logistics services, purchased CSF in an all cash transaction, and Mr. Melina remained with Praxair until 2004. In early 2005, Mr. Melina formed the Subsidiary to provide similar services and products to multiple markets. Mr. Melina received his Bachelor of Arts from the University of Cincinnati and has been a contributing member of SEMATECH and other technology associations.

4.   On July 27, 2007 the Company retained the services of Canaccord Adams, Inc a NASD registered broker/dealer, (“Canaccord”) to act as its exclusive financial advisor and agent to affect the sale of up to $10,000,000 in its equity securities. Canaccord is an industry leading investment bank whose primary focus is in small cap and micro cap technology and technology related industries. In 2005, Canaccord’s 80 capital markets professionals in the United States of America raised over $3.2 billion in 130 investment banking transactions. Under the terms of the investment banking agreement executed between the Company and Canaccord, the Company has agreed to pay Canaccord a cash success fee 7% of the gross proceeds raised and warrants to purchase common stock in the amount of 3% of the total amount raised. In addition, upon execution of the engagement agreement the Company paid Canaccord a retainer of $50,000 which is to be credited against the cash success fee.

5.   On July 27, 2007, the Company sold an additional 10,000 shares of common stock and 5,000 warrants to investors for aggregate proceeds of $50,000, as part of a private placement. The warrants are immediately exercisable at $5.50 per share and are exercisable at any time within three years from the date of issuance. The sale was made to 2 accredited investors through a selling agent. The Company paid $4,000 in finder’s fees on this sale.

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

Item 4. Controls and Procedures.

(a)
As of the end of the period covered by this quarterly report on Form 10-Q, the chief executive officer (the “CEO”) and the chief financial officer (the “CFO”) conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s CEO and CFO concluded that its disclosure controls and procedures are effective in alerting them in a timely manner of any material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b)
There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

The Company is not currently subject to any material legal proceeding, nor, to its knowledge, is any material legal proceeding threatened against the Company.

Item 1A. Risk Factors.

This report includes or incorporates forward-looking statements that involve substantial risks and uncertainties and fall within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements that we believe could cause our actual results to differ materially from the forward-looking statements that we make. We do not assume any obligation to update any forward-looking statement we make.

Investing in the Company’s common stock involves a number of significant risks. The Company cannot assure you that it will achieve its investment objective. You should consider carefully the risks described below and all other information contained in this filing.

The Company has a limited operating history and investing in the Company’s shares may involve an above average degree of risk.

The Company was incorporated on March 1, 2006 and commenced operations approximately one year ago. In addition, the Company recently changed its business plan to focus on being a spare and consumable parts provider for the semi-conductor industry. As a result, the Company has very limited financial information on which you can evaluate an investment in the Company. The Company is also subject to all of the business risks and uncertainties associated with any new business, including the risks that it will not achieve its investment objective and that the value of your investment could decline substantially. Therefore, an investment in its shares may not be suitable for someone with lower risk tolerance.

Our sole market is the highly cyclical semiconductor industry, which can cause a cyclical impact on our financial results.

We sell spare and consumable parts for the capital equipment and machinery that designs, manufactures, assembles, and test semiconductor devices. The semiconductor industry is highly cyclical, which could cause a cyclical impact on our financial results. In fiscal 2006, the industry entered what many analysts believe to be period of industry wide growth. However, we did not enter this industry until June 2007 when we acquired 100% of the issued and outstanding stock of MROIS. In addition, our acquisition of certain assets of the North American Consumable Products division of Applied Materials on July 23, 2007 may have come at a time when it may be too late to take advantage of this growth period and we may not be able to capitalize on the industry expansion. This could result in serious negative consequences to our business plan. A failure to expand the business we have acquired during the current upturn in the industry business may hamper our ability to meet customer demand and delivery requirements. Conversely, our failure to properly contract our operations in cycle downturns at a pace consistent with cycles in the industry could have an adverse effect on our business.

Any significant downturn in the markets for our customers’ semiconductor manufacturing or in general economic conditions would likely result in a reduction in demand for our products and would hurt our business. Downturns in semiconductor manufacturing have been characterized by diminished product demand, excess production capacity, accelerated erosion of selling prices and excessive inventory levels. We believe the markets for newer generations of devices will also experience similar characteristics. Our market is also characterized by rapid technological change and changes in customer demand. In the past, we have experienced delays in commitments, delays in collecting accounts receivable and significant declines in demand for our products during these downturns. As a result, we cannot be certain that we will be able to maintain or exceed our current level of sales.

Additionally, as a supplier in spare and consumable parts, in times of industry downturn our revenue is driven by the need of our customers to produce larger volumes of semiconductor wafers at reduced prices to the electronic device and appliance manufacturers. Because a high proportion of our costs are fixed, we are limited in our ability to reduce expenses and inventory purchases quickly in response to decreases in orders and revenues. In a contraction environment, we may not be able to reduce our significant fixed costs, such as continued investment in research and development, capital equipment requirements and materials purchases from our suppliers.

The market for semiconductors is highly concentrated, and we have limited opportunities to sell our products.

The semiconductor industry is highly concentrated and is dominated by a small number of global companies with semiconductor manufacturing fabrication facilities around the globe. A small number of semiconductor fabricators account for a substantial portion of the revenues for the companies we currently own, as well as the companies we would like to acquire. In addition, our customers may cancel orders with few or no penalties. If a major customer reduces orders for any reason, our revenues, operating results, and financial condition may be negatively affected.

Our ability to increase our sales will be partly dependent on our ability to obtain orders from new customers. Semiconductor manufacturers select a particular vendor’s spare and consumable supply program based upon the price and delivery capabilities of the vendor as compared to much larger companies offering substantially the same products and inventory management programs. Once a manufacturer has selected a vendor for a particular fabrication facility, that manufacturer is more likely to purchase additional spare and consumable parts and supplies from that vendor. Therefore, the opportunities to obtain orders from new customers may be limited.

Our sales and operating results may fluctuate significantly from period to period, including from one quarter to another.

Our quarterly and annual operating results may be effected by a wide variety of factors that could adversely affect sales or profitability or lead to significant variability in our operating results or our stock price. This may be caused by a combination of factors, including the following:

•	order cancellations by customers;

•	lower gross margins in any particular period due to changes in:

•	our product mix,

•	the configurations of test systems sold,

•	the customers to whom we sell these systems, or

•	volume.

•
a long sales cycle, due to the high selling price of our test systems, the significant investment made by our customers, and the time required to incorporate our systems into our customers’ design or manufacturing process; and

•	changes in the timing of product orders due to:

•	unexpected delays in the introduction of products by our customers,

•	shorter than expected lifecycles of our customers’ semiconductor devices,

•	uncertain market acceptance of products developed by our customers, or

•	our research and development.

We cannot predict the impact of these and other factors on our sales and operating results in any future period. Results of operations in any period, therefore, should not be considered indicative of the results to be expected for any future period. Because of this difficulty in predicting future performance, our operating results may fall below expectations of securities analysts or investors in some future quarter or quarters. Our failure to meet these expectations would likely adversely affect the market price of our common stock.

Future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

We have in the past, and may in the future, acquire or invest in additional complementary businesses, products, technologies or engineers. We may have to issue debt or equity securities to pay for future acquisitions, which could be dilutive to the then current stockholders. We have also incurred and may continue to incur certain liabilities or other expenses in connection with acquisitions, which could continue to materially adversely affect our business, financial condition and results of operations.

Mergers and acquisitions of high-technology companies are inherently risky, and no assurance can be given that future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Our past and future acquisitions may involve many risks, including:

•	difficulties in managing our growth following acquisitions;

•	difficulties in the integration of the acquired personnel, operations, technologies, products and systems of the acquired companies;

•	uncertainties concerning the intellectual property rights we purport to acquire;

•	unanticipated costs or liabilities associated with the acquisitions;

•	diversion of management’s attention from other business concerns;

•	adverse effects on our existing business relationships with our or our acquired companies’ customers;

•	potential difficulties in completing projects associated with purchased in process research and development; and

•	inability to retain employees of acquired companies.

Any of the events described above could have an adverse effect on our business, financial condition and results of operations and could cause the price of our common stock to decline.

We may not be able to deliver custom vendor managed inventory options to satisfy specific customer needs in a timely manner.

We must develop and deliver customized vendor managed inventory (“VMI”) programs to meet our customers’ specific requirements. Our programs may fail to meet our customers’ technical or cost requirements and may be replaced by competitors’ equipment or an alternative technology solution. Our inability to provide a test system that meets requested performance criteria, when required by a device manufacturer, would severely damage our reputation with that customer. This loss of reputation may make it substantially more difficult for us to sell test systems to that manufacturer for a number of years. We have, in the past, experienced delays in introducing some of our products and enhancements.

Our market is highly competitive, and we have limited resources to compete.

Our industry is highly competitive in all areas of the world. Many other domestic and foreign companies participate in the markets for each of our products. Many of our larger competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing, and customer support capabilities.

We expect our competitors to enhance their current products and to introduce new products with comparable or better price and performance. The introduction of competing products could hurt sales of our current and future products. In addition, new competitors, including semiconductor manufacturers themselves, may offer new technologies, which may in turn reduce the value of our product lines. Increased competition could lead to intensified price-based competition, which may hurt our business and results of operations. Unless we are able to invest significant financial resources in developing products and maintaining customer support centers worldwide, we may not be able to compete effectively.

We may need additional financing, which could be difficult to obtain, in which case we may not be able to pay our debt and other obligations.

We expect that our existing cash and marketable securities, and borrowings from available bank financings, will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the foreseeable future. In the event we may need to raise additional funds, we cannot be certain that we will be able to obtain such additional financing on favorable terms, if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business. In addition, if our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems.

The Company is dependent upon its key investment personnel for its future success.

The Company depends on the diligence, skill and network of business contacts of the investment professionals it employs for the sourcing, evaluation, negotiation, structuring and monitoring of its investments. The Company’s future success will also depend, to a significant extent, on the continued service and coordination of its senior management team, particularly, Richard D. Bailey, its President and Chief Executive Officer. In addition, we depend heavily upon the continued service of Thomas J. Melina and John Sniegowski the President and Chief Operating Officers, respectively, of our operating subsidiary MROIS. If Mr. Bailey, Mr. Melina or Mr. Sniegowski were to leave the Company, it could have a material adverse effect on the Company’s ability to achieve its business plan objective.

The Company’s board of directors may change its operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

The Company’s board of directors has the authority to modify or waive its current operating policies and strategies without prior notice and without stockholder approval. The Company cannot predict the effect any changes to its current operating policies and strategies would have on its business, operating results and value of its stock. However, the effects might be adverse, which could negatively impact the Company’s ability to pay dividends and cause investors to lose part or all of their investment.

There is a risk that you may not receive dividends or that the Company’s dividends may not grow over time.

Although the Company has not paid any dividends to date, the Company intends to make distributions on a quarterly basis to its stockholders. The Company cannot assure you that it will achieve investment results that will allow the Company to make a specified level of cash distributions or year-to-year increases in cash distributions.

Our three largest stockholders have significant influence over our management and affairs.

Our three largest shareholders, Hummingbird MicroCap Value fund and Hummingbird Value Fund (the “Hummingbird Funds”), and Thomas Melina collectively own approximately 55% and 28% of our common stock, respectively. The Hummingbird Funds are managed by Hummingbird Capital Management. Additionally, Paul D. Sonkin, the Managing Member of Hummingbird Capital Management and the Hummingbird Funds, is a member of our Board and a member of the Investment Committee of the Board. In addition, Mr. Melina is the President of the Company’s wholly owned subsidiary, MROIS. As a result, Mr. Sonkin and Mr. Melina may be able to exert influence over our management and policies. The Hummingbird Funds may also acquire additional shares of our equity securities in the future. This concentration of ownership may also have the effect, of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

There is currently no trading market for our common stock.

There is currently no trading market for our common stock and there is no guarantee that one will ever develop. Although, we have filed an application to list our common shares with the FINRA (the Financial Industry Regulatory Authority, formerly the NASD) for resale, there is no guarantee that such application will be successful which could severely limit any potential future market in our shares.

Terrorist attacks and other acts of violence or war may affect any market for the Company’s common stock, impact the businesses in which the Company invests and harm its operations and its profitability.

Terrorist attacks may harm the Company’s or its subsidiaries’ results of operations and your investment. The Company cannot assure you that there will not be further terrorist attacks against the United States or United States businesses. Such attacks or armed conflicts in the United States or elsewhere may impact the businesses in which the Company acquires directly or indirectly, by undermining economic conditions in the United States. Losses resulting from terrorist attacks are generally uninsurable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2007, the Company completed a private placement of 400,000 shares of its common stock and 200,000 warrants (collectively, the “Securities”) to certain investors (the “investors”). The securities were sold as a unit (the “units”) at a price of $5 per unit for aggregate proceeds of $2,000,000. Each unit consists of two shares of common stock and a warrant to purchase a share of common stock. The warrants are immediately exercisable at $5.50 per share and are exercisable at any time within three years from the date of issuance. The sale was made to two accredited investors directly by the Company without any general solicitation or broker and thus, no finder’s fees were paid. These securities were issued in reliance upon applicable exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).

On May 17, 2007 the Company sold an additional 11,000 shares of common stock and 5,500 warrants to the investors for aggregate proceeds of $55,000. Each unit consists of two shares of common stock and a warrant to purchase a share of common stock. The warrants are immediately exercisable at $5.50 per share and are exercisable at any time within three years from the date of issuance. The sale of units was made to three accredited investors through a selling agent. The Company paid $2,200 in finder’s fees on this sale. These securities were issued in reliance upon applicable exemptions from registration under Section 4(2) of the 1933 Act.

On June 27, 2007, the Company issued 4,120 shares of common stock to certain members of the Board of Directors in payment of director’s fees. These securities were issued pursuant to the Company’s compensation plan.

On June 29, 2007, the Company issued 300,000 shares of common stock to Thomas Melina as partial consideration for the purchase of the Subsidiary. These securities were issued in reliance upon applicable exemptions from registration under Section 4(2) of the 1933 Act.

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

Conihasset Capital Partners, Inc.

Date: August 14, 2007	/s/ Richard D. Bailey
Richard D. Bailey
President and Chief Executive Officer.

Conihasset Capital Partners, Inc.

Date: August 14, 2007	/s/ Keith D. Lowey
Keith D. Lowey
Assistant Secretary and Chief Financial Officer.